Form 10-Q
period 1996-04-27
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1996-06-10
CIK 928156

                                                                    PAGE 1 OF 17
                                               INDEX TO EXHIBITS - PAGE 14 OF 17

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  _____________

                                    FORM 10-Q
(Mark One)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended         April 27, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                    Commission file number   0-24902

                         CENTRAL TRACTOR FARM & COUNTRY, INC.
- - -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                             42-1425562
- - --------------------------------------        ---------------------------------
(State or Other Jurisdiction of Incorporation)            (I.R.S. Employer No.)

3915 Delaware Avenue, Des Moines, Iowa                               50316-0330
- - --------------------------------------        ---------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, including area code:  (515) 266-3101

                                 Not Applicable
- - -------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes ___X___ No ______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes ______ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 7, 1996: 10,589,082.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                      INDEX

PART I.   FINANCIAL STATEMENTS                                              PAGE
                                                                            ----
 ITEM 1.  FINANCIAL STATEMENTS

     Condensed consolidated balance sheets, April 27, 1996
     (unaudited) and October 28, 1995..........................................3

     Condensed consolidated statements of income (unaudited), for the six months and three months ended April 27, 1996 and the six months and three months ended April 29, 1995.........................................4

     Condensed consolidated statements of cash flows (unaudited), six months ended April 27, 1996 and April 29,1995.........................5

     Notes to consolidated financial statements (unaudited)....................6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS........................................................8

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS...................................................12

 ITEM 2.  CHANGES IN SECURITIES...............................................12

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................12

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS....................................................12

 ITEM 5.  OTHER INFORMATION...................................................12

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................12

 INDEX TO EXHIBITS............................................................14
     Exhibit 11 - Statement Re:  Computation of Per
               Share Earnings.................................................15
     Echibit 99 - Important Factors Regarding Forward-Looking Statements......16

CENTRAL TRACTOR FARM & COUNTRY, INC.                               PAGE 3 OF 17
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                          APRIL 27,    OCTOBER 28,
                                                            1996          1995
                                                         -----------   -----------
                                                         (UNAUDITED)     (NOTE)
ASSETS
  CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                             $  4,547     $  3,094
     TRADE RECEIVABLES, NET                                   1,337          883
     INVENTORY                                              102,103       93,874
     OTHER                                                    1,913        1,383
     NET ASSETS OF DISCONTINUED OPERATIONS                        0       13,520
                                                           --------     --------
  TOTAL CURRENT ASSETS                                      109,900      112,754

  PROPERTY, IMPROVEMENTS AND EQUIPMENT, NET                  20,207       18,227
  GOODWILL, NET                                              16,669       16,930
  OTHER ASSETS                                                1,868        2,066
                                                           --------     --------
  TOTAL ASSETS                                             $148,644     $149,977
                                                           --------     --------
                                                           --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     NOTE PAYABLE TO BANK                                  $  3,178     $  6,789
     ACCOUNTS PAYABLE                                        38,316       39,150
     ACCRUED EXPENSES AND OTHER LIABILITIES                   4,832        4,319
                                                           --------     --------
  TOTAL CURRENT LIABILITIES                                  46,326       50,258

  LONG-TERM DEBT, LESS CURRENT PORTION                       16,000       16,000
  OTHER LONG-TERM LIABILITIES                                 2,035        2,442
                                                           --------     --------
  TOTAL LIABILITIES                                          64,361       68,700

  STOCKHOLDERS' EQUITY:
     PREFERRED STOCK,$.01 PAR VALUE: AUTHORIZED
        SHARES-5,000,000; NONE ISSUED AND OUTSTANDING            --           --
     COMMON STOCK, $.01 PAR VALUE: AUTHORIZED
        SHARES-45,000,000; ISSUED AND OUTSTANDING
        SHARES-10,589,082 IN 1996, 10,576,676 IN 1995           106          106
     STOCK WARRANT OUTSTANDING                                  665          665
     ADDITIONAL PAID IN CAPITAL                              69,709       69,667
     RETAINED EARNINGS                                       13,803       10,839
                                                           --------     --------
  TOTAL STOCKHOLDERS' EQUITY                                 84,283       81,277
                                                           --------     --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $148,644     $149,977
                                                           --------     --------
                                                           --------     --------

  NOTE: THE BALANCE SHEET AT OCTOBER 28, 1995 HAS BEEN DERIVED FROM THE
        AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CENTRAL TRACTOR FARM & COUNTRY, INC.                               PAGE 4 OF 17
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  APRIL 27,   APRIL 29,   APRIL 27,   APRIL 29,
                                                  ---------------------   ---------------------
                                                    1996        1995        1996        1995
NET SALES                                          $62,989     $59,347    $132,956    $121,183
COST OF SALES                                       43,744      41,133      94,849      85,607
                                                   -------     -------    --------    --------
GROSS PROFIT                                        19,245      18,214      38,107      35,576

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE         15,656      14,051      31,717      28,375
AMORTIZATION OF INTANGIBLES                            221         216         442         430
                                                   -------     -------    --------    --------
OPERATING INCOME                                     3,368       3,947       5,948       6,771

INTEREST EXPENSE                                       484         432         844         713
                                                   -------     -------    --------    --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               2,884       3,515       5,104       6,058
INCOME TAXES                                         1,200       1,394       2,140       2,464
                                                   -------     -------    --------    --------
INCOME FROM CONTINUING OPERATIONS                    1,684       2,121       2,964       3,594

INCOME FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES OF $ 268  FOR THE SIX
   MONTHS ENDED AND $255 FOR THE THREE
   MONTHS ENDED                                          0         467           0         466
                                                   -------     -------    --------    --------
                                                   -------     -------    --------    --------
NET INCOME                                         $ 1,684     $ 2,588    $  2,964    $  4,060
                                                   -------     -------    --------    --------
                                                   -------     -------    --------    --------
PER SHARE:
  INCOME FROM CONTINUING OPERATIONS                $  0.15     $  0.19    $   0.27    $   0.32
  INCOME(LOSS) FROM DISCONTINUED OPERATIONS           0.00        0.04        0.00        0.04
  NET INCOME                                          0.15        0.23        0.27        0.37

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                  11,006      11,062      10,988      11,070

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS.

CENTRAL TRACTOR FARM & COUNTRY, INC.                               PAGE 5 OF 17
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTH ENDED
                                                         -------------------------
                                                          APRIL 27,     APRIL 29,
                                                            1996          1995
                                                         -----------   -----------
OPERATING ACTIVITIES
INCOME FROM CONTINUING OPERATIONS                           $ 2,964       $ 3,594
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY (USED IN) OPERATIONS:
   DEPRECIATION AND AMORTIZATION                              1,893         1,603
   CHANGES IN OPERATING ASSETS AND LIABILITIES               (9,866)       (9,695)
                                                            -------       -------
NET CASH USED IN CONTINUING OPERATIONS                       (5,009)       (4,498)
NET CASH PROVIDED IN DISCONTINUED OPERATIONS                 13,520         1,973
                                                            -------       -------
                                                              8,511        (2,525)
INVESTING ACTIVITIES
   PURCHASES OF PROPERTY, IMPROVEMENTS AND EQUIPMENT         (3,410)       (3,701)
   OTHER                                                        (23)         (114)
                                                            -------       -------
NET CASH USED IN INVESTING ACTIVITIES                        (3,433)       (3,815)

FINANCING ACTIVITIES
   RECEIVABLE FROM SALE OF COMMON STOCK                           0         6,703
   NET BORROWINGS UNDER LINE OF CREDIT                       (3,611)        1,869
   PAYMENTS ON LONG-TERM DEBT                                   (17)         (304)
   OTHER                                                          3           (92)
                                                            -------       -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (3,625)        8,176

NET INCREASE IN CASH AND CADH EQUIVALENTS                   $ 1,453       $ 1,836
                                                            -------       -------
                                                            -------       -------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                   PAGE 6 OF 17
                       CENTRAL TRACTOR FARM & COUNTRY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.   PRESENTATION OF FINANCIAL INFORMATION

          The condensed unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions for the Securities and Exchange Commission's Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          The condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in the consolidation. In the preparation of the condensed unaudited financial statements, all adjustments (consisting of normal recurring accruals) have been made which are, in the opinion of management, necessary for the fair and consistent presentation of such financial statements.The operating results for the interim periods are not necessarily indicative of the results that may be expected for the year.

          It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report to Shareholders which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 28, 1995.

NOTE 2.   DEFERRED CATALOG COSTS

          The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The amount of unamortized deferred catalog costs at April 27, 1996 and April 29, 1995 was $229,792 and $309,494, respectively, and $48,490 at
          October 28, 1995.

NOTE 3.   EARNINGS PER SHARE

          Per share earnings are based on the weighted average number of shares of common stock and common stock equivalents outstanding. The dilutive effect of outstanding stock options and the stock warrant were determined based upon the Treasury Stock Method. Fully diluted earnings per share did not vary significantly from earnings per share as presented.

NOTE 4.   DISCONTINUED OPERATIONS

          During the first quarter of fiscal 1996, the Company completed the sale of its wholly owned subsidiary, Herschel Corporation (Herschel), a manufacturer and wholesale distributor of equipment parts for use in the agricultural industry. Herschel has been reported as a discontinued segment of the business; accordingly, its net assets and operating results have been segregated in the consolidated financial statements.

          Net sales of Herschel Corporation were $12.9 million for the six months and $8.5 million for the three months ended April 29, 1995 and have been excluded from net sales in the condensed statements of income for those periods.

NOTE 5.   SUBSEQUENT EVENT

          Effective May 31, 1996 the Company purchased the net operating assets of Big Bear Farm Stores, Inc. ("Big Bear"), a privately held retail chain based in St. Cloud, Minnesota, for approximately $5,000,000. The transaction will be accounted for as a purchase. Proforma results of operations assuming the acquisition had taken place as of October 29, 1995 would not be materially different from actual results for the three and six month periods ending April 27,1996.

                    CENTRAL TRACTOR FARM & COUNTRY, INC

     Certain statements in this Report contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). All forward-looking statements involve uncertainty, and actual future results and trends may differ materially depending on a variety of factors. For a discussion identifying some important factors that could cause actual results or trends to differ materially from those anticipated in the forward-looking statements contained herein, please see Exhibit 99 to this Report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     SECOND QUARTER OF FISCAL 1996 COMPARED TO SECOND QUARTER OF FISCAL 1995

     Sales for the second quarter or fiscal 1996 were $63.0 million, an increase of $3.7 million, or 6.2%, as compared to total sales for first quarter of fiscal 1995 of $59.3 million. The increase was due to the opening of six new stores during fiscal 1996 and the five new stores opened during the third and fourth quarters of fiscal 1995. Comparable store sales decreased $2.5 million, or 4.6%, for the second quarter. The decrease in comparable store sales was primarily due to the unseasonably cool early spring weather conditions which resulted in decreased sales of spring seasonal products, as well as a more competitive environment in some markets.

     Gross profit for the second quarter of fiscal 1996 was $19.2 million, an increase of $1.0 million or 5.5%, as compared to $18.2 million for the second quarter of fiscal 1995. Gross profit as a percentage of sales was 30.6% for fiscal 1996, as compared to 30.7% for fiscal 1995. The slight decrease in gross profit percentage was primarily the result of a lower gross margin on clothing and pet supply product lines.

     Selling, general and administrative (SGA) expenses for the second quarter of fiscal 1996 was $15.7 million, an increase of $1.6 million, or 11.4%, as compared to the second quarter of fiscal 1995, due primarily to costs related to new store openings. SGA expenses as a percentage of sales increased to 24.9% in fiscal 1996 as compared to 23.7% in fiscal 1995.

     Operating income for the second quarter of fiscal 1996 was $3.4 million, a decrease of $0.5 million, or 12.8%, as compared to $3.9 million for the second quarter of fiscal 1995. Operating income as a percentage of sales decreased to 5.3% in fiscal 1996 from 6.7% in fiscal 1995. The decrease was the result of the increase in SGA expenses discussed above.

     Interest expense for the second quarter of fiscal 1996 was $0.5 million, an increase of $0.1 million as compared to $0.4 million for the second quarter of fiscal 1995.

     Income taxes for the second quarter of fiscal 1995 were $1.2 million, a decrease of $0.2 million as compared to the second quarter of fiscal 1995. Income tax as a percentage of pretax earnings was 41.6% in 1996, compared to 39.7% in 1995. This increase is primarily due to the effect of a proportionately lower amount of non-deductible goodwill amortization and a reduction of a prior year over-accrual in fiscal 1995, as compared to fiscal 1996.

     Net income from continuing operations for the second quarter of fiscal 1996 was $1.7 million, or $0.15 per share, as compared to $2.1 million or $0.19 per share in fiscal 1995.

     During the first quarter of fiscal 1996, the Company completed the sale of its wholly owned subsidiary, Herschel Corporation (Herschel). Herschel has been reported as a discontinued segment of the business. Sales of Herschel for the second quarter of fiscal 1995 were $8.5 million. Income from discontinued operations for the second quarter of fiscal 1995 was $0.5 million or $0.04 per share.

     SIX MONTHS ENDED APRIL 27, 1996 COMPARED TO SIX MONTHS ENDED APRIL 29, 1995

     Sales for the six months ended April 27, 1996 were $133.0 million, an increase of $11.8 million, or 9.7%, as compared to total sales for the six months ended April 29, 1995 of $121.2 million. The increase was due to the opening of six new stores. Comparable store sales decreased $1.2 million, or 1.1% for the six months ended April 27, 1996. The decrease in comparable store sales was primarily due to the unseasonably cool early spring weather conditions during the second quarter, which reduced the sales of spring seasonal products, as well as a more competitive environment in some markets.

     Gross profit for the six months ended April 27, 1996 was $38.1 million, an increase of $2.5 million, or 7.0%, as compared to $35.6 million for the six months ended April 29, 1995. Gross profit as a percentage of sales was 28.7% for fiscal 1996, as compared to 29.4% for fiscal 1995. The decrease in gross profit percentage was primarily the result of increased sales in lower gross margin seasonal items, such as snowblowers and heating equipment during the first quarter, and a lower gross margin on clothing and pet product lines in the second quarter.

     SGA expenses for the six months ended April 27, 1996 was $31.7 million, an increase of $3.3 million, or 11.6%, as compared to the six months ended April 29, 1995, due primarily to support the sales growth and costs related to new store openings. SGA expenses as a percentage of sales increased to 23.9% in fiscal 1996 as compared to 23.4% in fiscal 1995.

     Operating income for the six months ended April 27, 1996 was $5.9 million, a decrease of $0.9 million, or 13.2%, as compared to $6.8 million for the six months ended April 29, 1995. Operating income as a percentage of sales decreased to 4.5% in fiscal 1996 from 5.6% in fiscal 1995. The decrease was the result of lower gross margins and higher SGA expenses as discussed above.

     Interest expense for the six months ended April 27, 1996 was $0.8 million, an increase of $0.1 million as compared to $0.7 million for the six months ended April 29, 1995.

     Income taxes for the six months ended April 27, 1996 were $2.1 million, a decrease of $0.4 million as compared to the six months ended April 29, 1995. Income tax as a percentage of pretax earnings was 41.9% in 1996, compared to 40.7% in 1995. This increase is primarily due to the effect of a proportionately lower amount of non-deductible goodwill amortization and a reduction of a prior year over-accrual in fiscal 1995, as compared to fiscal 1996.

     Net income from continuing operations for the six months ended
     April 27, 1996 was $3.0 million or $0.27 per share, as compared to $3.6 million or $0.32 per share in fiscal 1995.

     During the first quarter of fiscal 1996, the Company completed the sale of its wholly owned subsidiary, Herschel Corporation (Herschel). Herschel has been reported as a discontinued segment of the business. Sales of Herschel for the six months ended April 29, 1995 were $12.9 million. Income from discontinued operations for the six months ended April 29, 1995 was $0.5 million or $0.04 per share.

     ACQUISITION OF BIG BEAR

     As discussed in Note 5 in the Notes to Consolidated Financial Statements, the Company completed the acquisition of the net operating assets of Big Bear on May 31, 1996. Big Bear currently operates forty-two retail stores located primarily in Iowa and Minnesota. The Company currently plans to continue to operate thirty-one stores. These thirty-one stores will be converted to Central Tractor stores over approximately the next twelve months. The stores will remain open for business during the conversion process. The Big Bear Stores average approximately 10,000 to 12,000 square feet and fit into the Company's small store prototype. The total net investment in these stores, including acquisition cost, additional capital investment and working capital needs and conversion costs is expected to be approximately $12,000,000.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in continuing operations increased from $4.5 million for the first six months of fiscal 1995 to $5.0 million for the first six months of fiscal 1996. This increase resulted primarily from the decrease in income from continuing operations. The Company received $13.5 million in cash as a result of the sale of Herschel Corporation in the first quarter of fiscal 1996. The Company's capital expenditures were $3.4 million and $3.7 million for the six months of fiscal 1996 and 1995, respectively.

     On April 27, 1996, the Company had working capital of $63.6 million, which was a $1.1 million increase over working capital of $62.5 million on October 28, 1995.

     The Company believes that its cash flow from operations, borrowings pursuant to a $25 million bank credit agreement and trade credit will be sufficient to fund the Company's operations, store expansion plans and the Big Bear acquisition and additional investment requirements.

                         CENTRAL TRACTOR FARM & COUNTRY, INC.

                              PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                     None

ITEM 2.   CHANGES IN SECURITIES                                 None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                       None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                    None
          SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION                                     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS - See Index to Exhibits included elsewhere herein.

     (b) FORM 8-K - No reports on Form 8-K were filed during the second quarter of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 1996            Central Tractor Farm & Country, Inc.
                                     Dean Longnecker



                              /s/ Dean Longnecker
                              ------------------------------------------
                              Dean Longnecker
                              Executive Vice President, Finance and
                              Chief Financial Officer

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                INDEX TO EXHIBITS


                                                                            Page
                                                                            ----
EXHIBIT 11     Statement Re:  Computation of Per
               Share Earnings................................................15

EXHIBIT 99     Important Factors Regarding Forward-Looking Statements........16