Form 10-Q
period 1996-07-27
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1996-09-09
CIK 928156

                                                                    PAGE 1 OF 53
                                               INDEX TO EXHIBITS - PAGE 14 OF 53

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  -------------
                                    FORM 10-Q
(Mark One)
/x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       July 27, 1996
                                         -------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                        ----------  ----------

                    Commission file number   0-24902
                                           -----------

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                              42-1425562
- ----------------------------------------------             ---------------------
(State or Other Jurisdiction of Incorporation)             (I.R.S. Employer No.)

3915 Delaware Avenue, Des Moines, Iowa                                50316-0330
- ----------------------------------------------             ---------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  (515) 266-3101

                                 Not Applicable
- --------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                     Report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X    No
                                                     -------   -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes        No
                            -------   -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 6, 1996: 10,589,082.
                                        -----------

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                      INDEX

PART I.   FINANCIAL STATEMENTS                                             PAGE
                                                                           ----
 ITEM 1.  FINANCIAL STATEMENTS

     Condensed consolidated balance sheets, July 27, 1996
     (unaudited) and October 28, 1995  . . . . . . . . . . . . . . . . . . . . 3

     Condensed consolidated statements of income (unaudited), for the nine months and three months ended July 27, 1996 and the nine months and three months ended July 29, 1995. . . . . . . . . . . . . . . . . . . 4

     Condensed consolidated statements of cash flows (unaudited), nine months ended July 27, 1996 and July 29, 1995 . . . . . . . . . . . . 5

     Notes to consolidated financial statements (unaudited). . . . . . . . . . 6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .12

 ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . .12

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . .12

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . .12

 ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .12

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .12

 INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14
     Exhibit 10.15 - Asset Purchase Agreement By and Between Central Tractor
                     Farm & Country, Inc. (the "Buyer") and Big Bear Farm Stores, Inc. (the "Seller") dated May 22, 1996 filed herewith. . . . . . . . . . . . . . . . . . . . . . . . .15
     Exhibit 11    - Statement Re:  Computation of Per
                     Share Earnings. . . . . . . . . . . . . . . . . . . . . .50
     Exhibit 27    - Financial Data Schedule . . . . . . . . . . . . . . . . .51
     Exhibit 99    - Important Factors Regarding Forward-Looking
                     Statements. . . . . . . . . . . . . . . . . . . . . . . .52

CENTRAL TRACTOR FARM & COUNTRY, INC.                                Page 3 of 53
CONDENSED CONSOLIDATED BALANCE SHEETS
( IN THOUSANDS EXCEPT SHARE DATA )

                                                        JULY 27,     OCTOBER 28,
                                                          1996          1995
                                                       -----------   -----------
                                                       (UNAUDITED)     (NOTE)

ASSETS
  CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                         $    4,205    $    3,094
     TRADE RECEIVABLES, NET                                 1,204           883
     INVENTORY                                             98,455        93,874
     OTHER                                                  2,050         1,383
     NET ASSETS OF DISCONTINUED OPERATIONS                      0        13,520
                                                       -----------   -----------
  TOTAL CURRENT ASSETS                                    105,914       112,754

  PROPERTY, IMPROVEMENTS AND EQUIPMENT, NET                22,443        18,227
  GOODWILL, NET                                            17,982        16,930
  OTHER ASSETS                                              1,596         2,066
                                                       -----------   -----------
  TOTAL ASSETS                                         $  147,935    $  149,977
                                                       -----------   -----------
                                                       -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     NOTE PAYABLE TO BANK                              $    2,643    $    6,789
     ACCOUNTS PAYABLE                                      30,315        39,150
     ACCRUED EXPENSES AND OTHER LIABILITIES                 8,153         4,319
                                                       -----------   -----------
  TOTAL CURRENT LIABILITIES                                41,111        50,258

  LONG-TERM DEBT, LESS CURRENT PORTION                     16,000        16,000
  OTHER LONG-TERM LIABILITIES                               2,604         2,442
                                                       -----------   -----------
  TOTAL LIABILITIES                                        59,715        68,700

  STOCKHOLDERS' EQUITY:
     PREFERRED STOCK,$.01 PAR VALUE: AUTHORIZED
        SHARES-5,000,000; NONE ISSUED AND OUTSTANDING        ----          ----
     COMMON STOCK, $.01 PAR VALUE: AUTHORIZED
        SHARES-45,000,000; ISSUED AND OUTSTANDING
        SHARES-10,589,082 IN 1996, 10,576,676 IN 1995         106           106
     STOCK WARRANT OUTSTANDING                                665           665
     ADDITIONAL PAID IN CAPITAL                            69,709        69,667
     RETAINED EARNINGS                                     17,740        10,839
                                                       -----------   -----------
  TOTAL STOCKHOLDERS' EQUITY                               88,220        81,277
                                                       -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  147,935    $  149,977
                                                       -----------   -----------
                                                       -----------   -----------



NOTE: THE BALANCE SHEET AT OCTOBER 28, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CENTRAL TRACTOR FARM & COUNTRY, INC.                                Page 4 of 53
CONDENSED CONSOLIDATED STATEMENTS OF INCOME ( UNAUDITED )
( IN THOUSANDS EXCEPT PER SHARE DATA )

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        ------------------------     --------------------------
                                                         JULY 27,       JULY 29,        JULY 27,       JULY 29,
                                                          1996           1995            1996           1995
                                                        ------------------------     --------------------------
NET SALES                                               $  86,169      $  74,362     $  219,125     $  195,545
COST OF SALES                                              60,752         51,805        155,601        137,412
                                                        ---------      ---------     ----------     ----------
GROSS PROFIT                                               25,417         22,557         63,524         58,133

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                18,217         14,975         49,934         43,350
AMORTIZATION OF INTANGIBLES                                   228            216            670            646
                                                        ---------      ---------     ----------     ----------
OPERATING INCOME                                            6,972          7,366         12,920         14,137

INTEREST EXPENSE                                              360            269          1,204            982
                                                        ---------      ---------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                       6,612          7,097         11,716         13,155
INCOME TAXES                                                2,675          2,848          4,815          5,312
                                                        ---------      ---------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS                           3,937          4,249          6,901          7,843

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES OF $  378  FOR THE NINE
  MONTHS ENDED AND $110 FOR THE THREE
  MONTHS ENDED                                                  0            187              0            653
                                                        ---------      ---------     ----------     ----------
NET INCOME                                              $   3,937      $   4,436     $    6,901     $    8,496
                                                        ---------      ---------     ----------     ----------
                                                        ---------      ---------     ----------     ----------
PER SHARE:
 INCOME FROM CONTINUING OPERATIONS                      $    0.36      $    0.39     $     0.63     $     0.71
 INCOME(LOSS) FROM DISCONTINUED OPERATIONS                   0.00           0.02           0.00           0.06
 NET INCOME                                                  0.36           0.40           0.63           0.77

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                          10,994         11,006         10,990         11,048


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CENTRAL TRACTOR FARM & COUNTRY, INC.                                PAGE 5 OF 53
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                        ------------------------
                                                         JULY 27,      JULY 29,
                                                           1996          1995
                                                        ----------    ----------
OPERATING ACTIVITIES
INCOME FROM CONTINUING OPERATIONS                       $   6,901     $   7,843
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY (USED IN) OPERATIONS:
    DEPRECIATION AND AMORTIZATION                           2,899          2,481
    CHANGES IN OPERATING ASSETS AND LIABILITIES            (7,334)       (9,709)
                                                        ----------    ----------
NET CASH PROVIDED BY CONTINUING OPERATIONS                  2,466           615
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS     13,520        (1,183)
                                                        ----------    ----------
                                                           15,986          (568)

INVESTING ACTIVITIES
    PURCHASES OF PROPERTY, IMPROVEMENTS AND EQUIPMENT      (5,850)       (5,305)
    ACQUISITION OF BIG BEAR FARM STORES, INC. - NOTE 5     (4,984)             0
    OTHER                                                     140             52
                                                        ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                     (10,694)       (5,253)

FINANCING ACTIVITIES
    RECEIVABLE FROM SALE OF COMMON STOCK                        0          6,703
    NET BORROWINGS UNDER LINE OF CREDIT                    (4,146)         (977)
    PAYMENTS ON LONG-TERM DEBT                                (17)         (338)
    OTHER                                                     (18)         (133)
                                                        ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (4,181)        5,255

NET INCREASE IN CASH AND CASH EQUIVALENTS               $   1,111      $   (566)
                                                        ----------    ----------
                                                        ----------    ----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  PAGE 6 OF 53
                       CENTRAL TRACTOR FARM & COUNTRY INC.

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

          The condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in the consolidation. In the preparation of the condensed unaudited financial statements, all adjustments (consisting of normal recurring accruals) have been made which are, in the opinion of management, necessary for the fair and consistent presentation of such financial statements. The operating results for the interim periods are not necessarily indicative of the results that may be expected for the year.

          It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report to Shareholders which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 28, 1995.

NOTE 2.   DEFERRED CATALOG COSTS

          The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The amount of unamortized deferred catalog costs at July 27, 1996 and July 29, 1995 was $126,000 and $177,000, respectively, and $48,000 at October 28, 1995.

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

          Net sales of Herschel Corporation were $18.6 million for the nine months and $5.7 million for the three months ended July 29, 1995 and have been excluded from net sales in the condensed statements of income for those periods.

NOTE 5.   ACQUISITION

          Effective May 31, 1996 the Company purchased the net operating assets of Big Bear Farm Stores, Inc. ("Big Bear"), a privately held retail chain based in St. Cloud, Minnesota, for approximately $5,000,000.
          The transaction will be accounted for as a purchase. Proforma results of operations assuming the acquisition had taken place as of October 29, 1995 would not be materially different from actual results for the three and nine month periods ending July 27, 1996.

                       CENTRAL TRACTOR FARM & COUNTRY, INC


     Certain statements in this Report may contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). All forward-looking statements involve uncertainty, and actual future results and trends may differ materially depending on a variety of factors. For a
     discussion identifying some important factors that could    cause actual
     results or trends to differ materially from those anticipated in the forward-looking statements contained herein, please see Exhibit 99 to this Report.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     THIRD QUARTER OF FISCAL 1996 COMPARED TO THIRD QUARTER OF FISCAL 1995

     Sales for the third quarter of fiscal 1996 were $86.2 million, an increase of $11.8 million, or 15.9%, as compared to total sales for third quarter of fiscal 1995 of $74.4 million. The increase was due to the opening of eleven new stores during fiscal 1996 and the two new stores opened during the fourth quarter of fiscal 1995, the Big Bear stores acquisition and a comparable store sales increase of 1.5%. Comparable store sales were weak in the first part of the quarter due to cool, wet weather conditions, with sales being stronger in the latter part of the quarter as weather normalized. The increase in comparable store sales was primarily due to increased sales in agricultural product lines.

     Gross profit for the third quarter of fiscal 1996 was $25.4 million, an increase of $2.9 million or 12.7%, as compared to $22.6 million for the third quarter of fiscal 1995. Gross profit as a percentage of sales was 29.5% for the third quarter of fiscal 1996, as compared to 30.3% for the third quarter of fiscal 1995. The decrease in gross profit percentage was primarily the result of the effect of the Big Bear store sales at a lower gross margin and sales increases coming from products with lower than average gross margins.

     Selling, general and administrative (SGA) expenses for the third quarter of fiscal 1996 were $18.2 million, an increase of $3.3 million, or 21.8%, as compared to the third quarter of fiscal 1995, due primarily to costs related to new store openings, the Big Bear stores acquisition and the effect of the timing of recognition of incentive compensation expense. SGA expenses as a percentage of sales increased to 21.1% for the third quarter of fiscal 1996 as compared to 20.1% for the third quarter of fiscal 1995.

     Operating income for the third quarter of fiscal 1996 was $7.0 million, a decrease of $0.4 million, or 5.6%, as compared to $7.4 million for the third quarter of fiscal 1995. Operating income as a percentage of sales decreased to 8.1% for the third quarter of fiscal 1996 from 9.9% for the third quarter of fiscal 1995. The decrease was the result of the factors affecting sales, gross profit and SGA as discussed above. Interest expense for the third quarter of fiscal 1996 was $0.4 million, an increase of $0.1 million as compared to $0.3 million for the third quarter of fiscal 1995.

     Income taxes for the third quarter of fiscal 1996 were $2.7 million, a decrease of $0.1 million as compared to the third quarter of fiscal 1995. Income tax as a percentage of pretax earnings was 40.5% in 1996, compared to 40.1% in 1995. This increase is primarily due to the effect of a proportionately lower amount of non-deductible goodwill amortization and a reduction of a prior year over-accrual in fiscal 1995, as compared to fiscal 1996.

     Net income from continuing operations for the third quarter of fiscal 1996 was $3.9 million, or $0.36 per share, as compared to $4.2 million or $0.39 per share for the third quarter of fiscal 1995.

     During the first quarter of fiscal 1996, the Company completed the sale of its wholly owned subsidiary, Herschel Corporation (Herschel). Herschel has been reported as a discontinued segment of the business. Sales of Herschel for the third quarter of fiscal 1995 were $5.7 million. Income from discontinued operations for the third quarter of fiscal 1995 was $0.2 million or $0.02 per share.


     NINE MONTHS ENDED JULY 27, 1996 COMPARED TO NINE MONTHS ENDED JULY 29, 1995

     Sales for the nine months ended July 27, 1996 were $219.1 million, an increase of $23.6 million, or 12.1%, as compared to total sales for the nine months ended July 29, 1995 of $195.5 million. The increase was due to the opening of eleven new stores during fiscal 1996, the two new stores opened in the fourth quarter of fiscal 1995 and the Big Bear stores acquired, offset by a comparable store decrease of 0.1%. The decrease in comparable store sales was primarily due to the unseasonably cool early spring weather conditions during the second quarter, which reduced the sales of spring seasonal products, as well as a more competitive environment in some markets.

     Gross profit for the nine months ended July 27, 1996 was $63.5 million, an increase of $5.4 million, or 9.3%, as compared to $58.1 million for the nine months ended July 29, 1995. Gross profit as a percentage of sales was 29.0% for fiscal 1996, as compared to 29.7% for fiscal 1995. The decrease in gross profit percentage was primarily the result of increased sales in lower gross margin seasonal items, such as snowblowers and heating equipment, a lower gross margin in the pet product lines and sales increases in products with lower than average gross margins.

     SGA expenses for the nine months ended July 27, 1996 was $49.9 million, an increase of $6.6 million, or 15.2%, as compared to the nine months ended July 29, 1995, due primarily to costs related to new store openings and the Big Bear stores acquired. SGA expenses as a percentage of sales increased to 22.8% in fiscal 1996 as compared to 22.2% in fiscal 1995.

     Operating income for the nine months ended July 27, 1996 was $12.9 million, a decrease of $1.2 million, or 8.6%, as compared to $14.1 million for the nine months ended July 29, 1995. Operating income as a percentage of sales decreased to 5.9% in fiscal 1996 from 7.2% in fiscal 1995. The decrease was the result of factors affecting sales, gross profits and SGA as discussed above.

     Interest expense for the nine months ended July 27, 1996 was $1.2 million, an increase of $0.2 million as compared to $1.0 million for the nine months ended July 29, 1995.

     Income taxes for the nine months ended July 27, 1996 were $4.8 million, a decrease of $0.5 million as compared to the nine months ended July 29, 1995. Income tax as a percentage of pretax earnings was 41.1% in 1996, compared to 40.4% in 1995. This increase is primarily due to the effect of a proportionately lower amount of non-deductible goodwill amortization and a reduction of a prior year over-accrual in fiscal 1995, as compared to fiscal 1996.

     Net income from continuing operations for the nine months ended July 27, 1996 was $6.9 million or $0.63 per share, as compared to $7.8 million or $0.71 per share in fiscal 1995.

     During the first quarter of fiscal 1996, the Company completed the sale of its wholly owned subsidiary, Herschel Corporation (Herschel). Herschel has been reported as a discontinued segment of the business. Sales of Herschel for the nine months ended July 29, 1995 were $18.6 million. Income from discontinued operations for the nine months ended July 29, 1995 was $0.7 million or $0.06 per share.


     ACQUISITION OF BIG BEAR

     As discussed in Note 5 in the Notes to Consolidated Financial Statements, the Company completed the acquisition of the net operating assets of Big Bear on May 31, 1996. Big Bear operated forty-two retail stores located primarily in Iowa and Minnesota. The Company currently plans to continue to operate thirty-one stores. These thirty-one stores will be converted to Central Tractor stores over approximately the next seven months. The Big Bear Stores average approximately 10,000 to 12,000 square feet and will be to the Company's small store prototype. The total net investment in these stores, including acquisition cost, additional capital investment and working capital needs and conversion costs is expected to be approximately $12,000,000.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by continuing operations increased from $0.6 million for the first nine months of fiscal 1995 to $2.5 million for the first nine months of fiscal 1996. This increase resulted primarily from the decrease in inventory and decrease in accounts payable being higher in the first nine months of 1996 as compared to 1995. The Company received $13.5 million in cash as a result of the sale of Herschel Corporation in the first quarter of fiscal 1996. The Company's capital expenditures were $6.4 million and $5.8 million for the nine months of fiscal 1996 and 1995, respectively.

     On July 27, 1996, the Company had working capital of $64.8 million, which was a $2.3 million increase over working capital of $62.5 million on October 28, 1995.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                 None

ITEM 2.   CHANGES IN SECURITIES                             None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                   None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                  None

ITEM 5.   OTHER INFORMATION                                 None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS - See Index to Exhibits included elsewhere herein.

     (b) FORM 8-K - No reports on Form 8-K were filed during the third quarter of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 1996            Central Tractor Farm & Country, Inc.
                                   Dean Longnecker


                                   /s/ Dean Longnecker
                                   ------------------------------
                                   Dean Longnecker
                                   Executive Vice President, Finance and
                                   Chief Financial Officer

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                INDEX TO EXHIBITS

                                                                            PAGE

EXHIBIT 10.15       Asset Purchase Agreement By and Between Central
                    Tractor Farm & Country, Inc. (the "Buyer") and Big
                    Bear Farm Stores, Inc. (the "seller") dated May 22,
                    1996 filed herewith. . . . . . . . . . . . . . . . . . . .15


EXHIBIT 11          Statement Re:  Computation of Per
                    Share Earnings . . . . . . . . . . . . . . . . . . . . . .50


EXHIBIT 27          Financial Data Schedule. . . . . . . . . . . . . . . . . .51


EXHIBIT 99          Important Factors Regarding Forward-Looking Statements . .52