Form 10-K
period 1996-11-02
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1997-01-31
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K



 X       Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
---      Exchange Act of 1934 [Fee Required]

         For the fiscal year ended November 2, 1996

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

              For the transition period from _________ to _________

                         Commission file number 0-24902

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                    Delaware                             42-1425562
           (State of incorporation)              (I.R.S. Employer I.D. No.)

                              3915 Delaware Avenue
                           Des Moines, Iowa 50316-0330
                                 (515) 266-3101
                          (Address and telephone number
                         of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, par value $0.01 (quoted on The Nasdaq National Market System)

                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate  market value of the voting stock held by  non-affiliates
of  the  registrant   based  on  the  closing  price  on  January 29,  1997  was approximately $50,247,411.

         As of January 6, 1997 10,670,892 shares of the registrant's Common Stock were outstanding.



                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                         FOR YEAR ENDED NOVEMBER 2, 1996



                                                                                           Page
PART I

Item 1.       Business.................................................................      1
Item 2.       Properties...............................................................      7
Item 3.       Legal Proceedings........................................................      8
Item 4.       Submission of Matters to a Vote of Security-Holders......................      8

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters....      9
Item 6.       Selected Financial Data..................................................     10
Item 7.       Management's Discussion and Analysis of Financial Condition 11
                 and Results of Operations.............................................     11
Item 8.       Financial Statements and Supplementary Data..............................     15
Item 9.       Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure..................................................     15

PART III

Item 10.      Directors and Executive Officers of the Registrant.......................     16
Item 11.      Executive Compensation...................................................     18
Item 12.      Security Ownership of Certain Beneficial Owners and Management...........     22
Item 13.      Certain Relationships and Related Transactions...........................     23

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........     24


     References herein to "fiscal" years are references to Central Tractor Farm & Country, Inc.'s 52- or 53-week fiscal year, which ends on the Saturday nearest October 31 in that year.

ITEM 1. BUSINESS

Overview

     Central Tractor Farm & Country, Inc., a Delaware corporation (the "Company" or "CT"), is an agricultural specialty retailer with 112 stores (as of December 31, 1996) serving the agricultural, hardware and related needs of rural consumers, especially part-time and full-time farmers, hobby gardeners, skilled tradespersons and do-it-yourself ("DIY") customers. CT was founded in 1935 and has established itself as a market leader in the agricultural specialty market, having strong name recognition and a loyal customer base. The Company's stores offer a wide selection of agricultural products such as tractor parts and accessories, specialty hardware and paint, lawn and garden items, rural automotive parts and accessories, workwear, pet supplies and general consumer merchandise. The Company has also established national visibility for its products and services through its catalog operation, which has an annual circulation of approximately 550,000.

Big Bear Farm Stores Acquisition

     In May 1996, the Company acquired 31 retail stores and certain net operating assets from Big Bear Farm Stores, Inc. ("Big Bear"), a privately owned specialty retailer, for $5.7 million. The Company is converting these locations to the CT format at an additional investment (including inventory) of approximately $6.3 million.
 As of December 31, 1996, 14 locations had already been converted at an approximate cost of $3.3 million; the 17 remaining locations will be converted at an estimated cost of $3.0 million. Management believes this conversion process will be completed by the Spring of 1997. With locations in Iowa, Minnesota and Wisconsin, the Big Bear stores added geographic diversity to CT's Northeastern focus.

The Acquisition

     On November  27,  1996,  JWC  Acquisitions  I, Inc.  ("JWCAC")  an indirect subsidiary of J.W. Childs Equity Partners, L.P. ("Childs") entered into agreements (the "Securities Purchase") with certain affiliates of Butler Capital Corporation (collectively, "BCC") and with certain members of CT's management (the "Management Shareholders") pursuant to which JWCAC agreed to purchase at a price of $14.00 per share 100% of BCC's shares and approximately 36.4% of the Management Shareholders' Shares, representing approximately 64.0% and 1.4% of the Company's outstanding common stock, respectively (collectively, the "Securities Purchases"). In connection with the execution of the Securities Purchase Agreements, JWCAC, its parent corporation CT Holding, Inc. ("Holding") and Childs entered into an agreement and plan of merger (the "Merger Agreement") with the Company, pursuant to which JWCAC will be merged with and into the Company (the "Merger") for merger consideration of $14.25 per share (the "Merge Consideration").

     As of January 2, 1997, JWCAC had consummated the Securities Purchases and paid related expenses utilizing $65.4 million of cash equity contributed to JWCAC by Holding and $35.1 million of borrowings under an interim margin loan facility (the "Margin Loan Facility") provided by a group of lenders with NationsBank, N.A. ("NationsBank"), as administrative agent, and Fleet National Bank ("Fleet"), as co-agent. Holding funded its equity contribution by issuing $10.0 million of preferred stock (the "Preferred Stock") and $55.4 million of common stock, of which $60.3 million was purchased by Childs and its affiliates. In connection with the Securities Purchases, the Company entered into a new term loan (the "New Term Loan") and a new revolving credit facility (the "New Revolving Credit Facility") with Fleet, as administrative agent, and NationsBank, as co-agent, (collectively, the "New Credit Facility") and used a portion of such facility to refinance existing debt of the Company, including a $16.0 million convertible note held by BCC. In connection with the Merger, (i) the Company will become the wholly owned subsidiary of Holding, (ii) the Management Shareholders will exchange $3.9 million in equity securities of the Company for equity securities of Holding and (iii) the shareholders of the Company (other than JWCAC, persons pursuing dissenters' rights and the Management

Shareholders) will receive the Merger Consideration. CT has filed a registration statement with the Securities and Exchange Commission for a $100.0 million Senior Note offering. The proceeds of the offering will be used to pay the Merger Consideration, repay the Margin Loan Facility, pay down a portion of the revolving borrowings under the New Credit Facility and pay related fees and expenses.

Expansion Plan

     Since the beginning of fiscal 1993, the Company has increased the number of its retail stores from 47 to 112. From fiscal 1993 through fiscal 1994, the Company opened ten new stores, acquired one store and closed three stores. In fiscal 1995, the Company opened 10 new stores and acquired one store. In fiscal 1996, the Company opened 14 new stores and acquired 31 stores from Big Bear. Subsequent to fiscal 1996, the Company has opened one new store.

     The Company plans to open an additional 31 stores in the next three years through further penetration of the Northeastern and Midwestern United States markets and through expansion into the Southeastern United States. Management intends to achieve this growth through new store openings and selective acquisitions. The Company expects to open one additional store in fiscal 1997 and complete the conversion of the remaining 17 Big Bear stores to the CT format by the Spring of 1997. On a preliminary basis, the Company has identified potential new markets outside of its existing markets that management believes are attractive candidates for one or more new CT stores, The number of actual new CT store openings in the next three years may differ materially from the Company's current projections if the Company makes a major acquisition or is unable to find attractive store locations to rent at reasonable prices, negotiate acceptable lease terms or acquire small regional farm store chains at reasonable prices.

     The Company seeks to locate stores in high traffic shopping districts whenever possible in order to attract customers who prefer to do much of their shopping at one time and place. As with its existing stores, the Company intends to lease its new stores. The estimated cash required to open a new, leased, large prototype store is $850,000 and the estimated cash required to open a new, leased, small prototype store averages $600,000 (in each case, including inventory net of accounts payable and excluding an average of approximately $125,000 in pre-opening expenses). Of these estimated cash expenditures, approximately half is used for initial inventory (net of accounts payable), and the balance is used for capital expenditures, principally leasehold improvements, fixtures and equipment. CT stores typically generate positive cash flow in their first year of operation.

     The Company also intends to continue to opportunistically relocate existing CT stores. These relocations reflect, in most cases, the expiration of an existing lease coupled with an opportunity to move to a more demographically and/or physically attractive site. The Company relocated two stores during fiscal 1996.

Retail Stores

     CT stores focus on agricultural and agricultural related products. The Company segments its merchandising mix into seven key product categories: agricultural products (including tractor parts and accessories), specialty hardware, lawn and garden products, which are available in several product categories, represent approximately 8% of total store sales. Sale of agricultural and related products represent approximately 60% of CT's total net sales. The growth and percentage of total store sales for each retail product category for fiscal 1994, fiscal 1995, and fiscal 1996, and a description of each product category, are set forth below:

                                                                Fiscal Year
                                               --------------------------------------------

                                                  1994             1995              1996
                                                  ----             ----              ----
   Agricultural (including tractor parts          21.6%            23.2%             24.0%
      and accessories)
   Specialty Hardware                             21.2%            21.6%             20.6%
   Lawn & Garden                                  20.2%            19.3%             19.6%
   Workwear                                        7.7%             7.3%              8.4%
   Rural Automotive Parts & Accessories           16.8%            16.0%             14.8%
   Pet Supplies                                    4.9%             5.4%              6.3%
   General Consumer                                7.6%             7.2%              6.4%
                                                   ----            -----              ----
                                                 100.0%           100.0%            100.00%
                                                 ======           ======            =======

     Agricultural Products. CT stores' agricultural product line consists of approximately 6,000 stock keeping units ("SKUs") supplying the needs of the part-time and full-time farmer, including tractor parts, tillage and harvesting parts, fencing materials and animal health supplies. This product line consists largely of consumable products and other items requiring replacements on a regular basis. This product line accounted for $47.1 million, $55.9 million and $67.3 million of the Company's total revenue in fiscal years 1994, 1995 and 1996, respectively. CT emphasizes consumable agricultural supplies that are purchased frequently by its customers and does not sell heavy equipment such as tractors or combines.

     Specialty Hardware. CT's speciality hardware line consists of approximately 9,000 SKUs with an emphasis on products with agricultural applications. These products accounted for $46.4 million, $51.9 million, and $57.9 million of the Company's total revenue in fiscal years 1994, 1995 and 1996, respectively. CT stores carry a broad range of high-quality hardware with an emphasis on recognized branded professional products, including hand tools, power tools, mechanical tools, electrical products, including outdoor lighting, security lighting and motors, welders, air compressors, generators, paints, (as well as a competitively-priced private- label brand), plumbing supplies and heating/energy equipment, including stoves, space heaters and fans.

     Lawn and Garden Products. CT's lawn and garden products consist of approximately 2,000 SKUs, including lawn and garden tools, nursery stock, fertilizers, lawn fencing and weed killers. These products accounted for $44.2 million, $46.3 million and $54.8 million of the Company's total revenue in fiscal years 1994, 1995 and 1996, respectively. To differentiate itself from other retailers, CT also stocks a selection of lawn mowers ranging from competitively priced items to full-featured riding lawn mowers. CT assembles and tests the lawn mowers and sells a full assortment of parts for follow-up service needs. CT stores offer seasonal bedding plants, trees and shrubs in their garden centers.

     Workwear. CT's workwear products, including products sold under the Carhartt, Walls and Iron Age brand names, are targeted at the specialized needs of its outdoor-oriented customers who require high quality functional apparel. This product category consists of approximately 2,000 SKUs, including premium quality insulated outerwear, overalls, flannel shirts and work jeans. These products accounted for $16.8 million, $17.6 million, and $23.5 million of the Company's net sales in fiscal years 1994, 1995, and 1996, respectively. The Company has been expanding its workwear line in its new stores to include quality non-insulated workwear, bib overalls, twill pants and hunting clothing.

     Rural Automotive Parts and Accessories. CT's rural automotive parts and accessories consist of approximately 3,000 SKUs, including a core selection of automotive parts, batteries and accessories for rural vehicles, primarily for pick-up trucks and tractors. The products accounted for $36.6 million, $38.4 million and $41.4 million of the Company's total revenue in fiscal years 1994, 1995 and 1996. CT also stocks a small assortment of general automotive items as a convenience to its customer, including oil and lubrication products and anti-freeze. In addition to brand name products, certain of the Company's automotive products are offered under CT's own private label.

     Pet Supplies. CT's pet supplies consist of approximately 1,000 SKUs, including dog and cat foods, wild bird feed, and rabbit supplies. These products account for $10.6 million, $13.0 million, and $17.7 million of the Company's net sales in fiscal years 1994, 1995, and 1996, respectively. The pet supplies sold by CT include economically priced large sizes, such as 50 pound bags of dog food. Certain of these items are sold under CT's private label. CT has been expanding its pet supplies product category.

     General Consumer Products. CT's general consumer products line consists of approximately 1,000 SKUs, including farm replicas and collectible toys, hunting accessories, camping items and outdoor living needs. These products accounted for $16.6 million, $17.2 million, and $17.8 million of the Company's net sales in fiscal years 1994, 1995, and 1996, respectively. CT stores also offer seasonal merchandise such as charcoal grills and coolers in the summer.

Store Operations

     The Company utilizes large and small store formats in order to enable management to enhance CT's return on investment in light of varying population density. The Company's small stores average 11,000 square feet of indoor selling space and had average comparable store sales of $2.5 million in fiscal 1996. The large stores average 22,000 square feet of indoor selling space and had average comparable store sales of $4.4 million in fiscal 1996. Small stores generally carry a smaller selection of workwear and seasonal and other general consumer products than large stores. In addition, the Company looks for store sites that have 15,000 to 20,000 square feet of outdoor selling space. This outdoor selling space is primarily used for displaying lawn and garden products, fencing, tractor accessories and livestock watering and feeding equipment.

     Both CT prototype stores are designed to provide customers with ease in locating desired products and are clean and colorful in order to provide an overall enjoyable shopping environment. The use of informative directional signing adds to the ease of the customer's shopping experience. Plan-o-grams are utilized to set merchandise assortments in the seven core product categories to ensure uniformity of presentation, ease of shopping for the customer and to facilitate inventory management, replenishment and restocking.

     The agricultural products department is prominently featured in each store and is identified by the parts desks. The parts desk is the focal point for CT's new and used tractor parts program. In addition , the parts desk enables CT to offer a high level of customer service, ranging from answering technical questions regarding various products to the special ordering of hard to find parts. Each parts desk is managed by the store's agricultural product specialist who has access to the CT catalog and other inventory sources to quickly obtain needed parts.

     Each store is managed by a store manager who is responsible for all aspects of the store operations, including the hiring and training of store associates, work scheduling, inventory control, expense control, customer service and associate morale. Typically, the store manager is supported by an assistant manager and core department heads, along with an average of 18 sales associates. Store operations are coordinated through nine district managers each of whom is currently responsible for eleven to fifteen retail stores. In addition, the

Company has developed and implemented consistent store standards, processes and best practices for the chain.


     The Company has established an internal store management training program which focuses training on store operations, systems, financial matters, human resources and sales. To support the Company's planned expansion and its management training programs, the Company has implemented a long-range personnel plan that provides for internal promotions, coupled with recruitment of college graduates and hiring of individuals with previous retail experience. Store associates receive training which emphasizes customer service, sales, product knowledge and store procedures. All CT store operations' management, including district managers, store managers and assistant managers are compensated based on job performance, and participate in an incentive program, which is based on the store/district exceeding a targeted level of profitability. The Company also has established an incentive program for all store associates that focuses on sales and profitability.

Other Operations

     The CT catalog offers a broad assortment of new, used and rebuilt tractor parts and agricultural componentry, including approximately 20,000 SKUs. In fiscal 1996, catalog sales were $7.3 million. The catalog will be distributed nationally to approximately 550,000 households in rural and agricultural communities in fiscal 1997. The breadth of this distribution provides the Company with name recognition among agricultural consumers in areas outside of its core geographical markets. As a consequence, the Company anticipates some customer familiarity with the Company when it expands into new areas.

     The Company also sells tractor parts and other items, on a wholesale basis, to other agricultural retailers and distributors. In recent years, the Company has been reducing the number of products offered and the number of customers served by this unit. In fiscal 1996, the Company's wholesale business generated sales of $5.4 million.

Purchasing and Distribution

     The Company maintains a staff of six merchandise buyers, each of whom is responsible for specific product categories, at its headquarters in Des Moines, Iowa. The purchasing and inventory control process is controlled centrally by the Company's point of sale ("POS") and automatic replenishment systems. See "-- Corporate Offices and Management Information Systems." The Company purchases its merchandise from approximately 1,500 vendors, none of which accounted for more than 10% of the Company's purchases during fiscal 1996. The Company generally maintains multiple sources of supply for its products in order to minimize the risk of supply disruption and to improve its negotiating position. The Company has no long-term contractual commitments with any of its vendors.

     The Company operates a 135,000 square-foot distribution center in Des Moines, Iowa and a 155,000 square-foot distribution center in Youngstown, Ohio, from which it currently supplies the majority of its retail stores' inventory needs. The Des Moines facility is used to handle the small part items and to receive purchases sourced from vendors located in the Midwest. The Youngstown facility serves primarily as a flow-through distribution station. Approximately 35% of total purchases, consisting mainly of high volume commodity are shipped by vendors directly to individual store locations. Merchandise from the distribution centers is shipped to each store through supply orders generated by an automated replenishment system. The Company transports most of its merchandise to each store once a week from both the distribution centers through a major contract carrier. The contract carrier's truck fleet delivers all warehouse shipments and most of the truckloads of merchandise which is shipped directly from vendors to store locations.

     The Company expects that its current distribution facilities will be sufficient to accommodate its planned expansion through fiscal 1999.

Corporate Offices and Management Information Systems

     To facilitate the Company's expansion plan and to maintain consistent store operations, CT has centralized specific functions of its operations, including accounting, the development of policies and procedures, store layouts, visual merchandise presentation, inventory management, merchandise procurement and allocations, marketing and advertising, human resources and real estate. This centralization effectively utilizes the experience and resources of the Company's senior management and provides a high level of consistency throughout the chain.

     The Company has invested considerable resources in its management information and control systems, which were developed beginning in 1981 and have been expanded and improved yearly. These systems provide support for the purchase and distribution of merchandise and help to improve the manner in which CT stores, the corporate offices and distribution centers are operated. All CT stores (including all of the acquired Big Bear stores) use the Company's POS system to capture sales information at the SKU level. Through the POS system, the Company can monitor customer purchases and inventory levels with respect to every item of merchandise in each store daily. The company has implemented scanning capabilities in the receiving process of its distribution centers and currently plans to expand this to the picking and shipping process. Electronic Data Interchange ("EDI") is used to send purchase orders to certain of its largest suppliers. CT intends to expand its use of EDI will be expanded to communicate invoicing, shipments and sales activity to and from most major suppliers.

     The Company also has an automated inventory replenishment system which uses POS information, and facilitates the timely replenishment of both the stores and the warehouses. The sales and inventory information used in this system is updated on a daily basis. This system also provides for minimum stocking levels for lower volume items enabling CT to carry a large number of SKUs at a minimum of inventory carrying expense.

Competition

     The Company faces competition primarily from other chain and single-store agricultural specialty retailers, general merchandise retailers and home centers. Some of these competitors have substantially greater financial and other resources than the Company.

     Currently, most of the Company's stores do not compete directly in the markets of other agricultural specialty retail chains. However, the Company's expansion plans will likely result in new stores being located in markets currently served by one or more of these chains, and there can be no assurance that these chains, certain of which have announced expansion plans, will not expand into the Company's markets. Expansion by the Company into markets currently served by its competitors or expansion by competitors into the Company's markets could have material adverse effect on the Company's business, financial condition or results of operation.

     In addition, the Company competes in over 90% of its markets (which the Company defines as a 30 mile radius around a store) with general merchandise retailers and/or home centers and expects these retailers to be in many of the markets targeted for expansion. The Company believes that its merchandise mix and level of customer service successfully differentiate it form general merchandise retailers and home center, and as a result the Company has to date been able to operate profitably despite competition from general merchandise retailers and home centers. However, in the past certain general merchandise retailers and home centers have modified their product mix and marketing strategies in a apparent effort to compete more effectively in the Company's markets. There can be no assurances that these efforts will not continue or that the Company will continue to be able to compete successfully against current and future competition.

Advertising and Promotions

     The Company's primary advertising occurs through the bi-weekly distribution of approximately 2.5 million color circulars distributed as newspaper inserts, at CT stores and by direct mail. In order to focus its marketing on the many farmers in CT's markets, the Company also advertises in geographically zoned editions of leading farming industry magazines. In addition, the Company runs periodic special events promoted through local flyers, circulars and radio advertising.

Seasonality

Unlike many specialty retailers, the Company has historically generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the third quarter of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the second quarter. The Company expects these trends to continue for the foreseeable future.

Employees

     As of November 2, 1996, CT had approximately 2,492 employees (approximately 1,171 in full-time and approximately 1,321 in part-time positions). The company believes its relations with its employees is good.

ITEM 2. PROPERTIES

     As of December 31, 1996, the Company had 112 retail stores located in 16 states as follows:

                          State                 Number of Stores

                          New York                     22
                          Iowa                         21
                          Pennsylvania                 17
                          Minnesota                    12
                          Virginia                      7
                          Ohio                          6
                          Kentucky                      5
                          Maryland                      4
                          Indiana                       4
                          Wisconsin                     4
                          Tennessee                     3
                          Missouri                      2
                          New Jersey                    2
                          Delaware                      1
                          Massachusetts                 1
                          Vermont                       1
                                                      ---

                          Total                       112

     All of the Company's 112 stores, its corporate headquarters and two distribution centers are leased. The Company's corporate headquarters are located adjacent to its distribution center in Des Moines, Iowa. The Company generally negotiates retail store leases with an initial term between five and seven years, with two or three renewal periods of five years each, exercisable at the Company's option. In fiscal 1996, the Company paid an average of $5.03 per square foot in retail store occupancy expenses, including rent, taxes, common area charges, repairs and maintenance. Rent expenses generally do not vary based on sales, and generally increase 10-15% at the beginning of each option period.

     The Company leases its corporate offices and distribution facility in Des Moines and 16 of its stores from the former owner of the Company prior to 1988, and certain of his family members and affiliates. The Company believes that, on average, the rental rates and other terms of these leases are no less favorable to the Company than could have been obtained from other third party lessors. Each of these leases is due to expire by their terms on or before fiscal 2006 subject to options to renew exercisable at the discretion of the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been notified by the U.S. Environmental Protection Agency that it may have potential liability for cleanup costs associated with the cleanup of a dumpsite near Owensburg, Kentucky. To date, the only articles of waste identified as possibly once belonging to the Company are certain empty battery acid containers. The Company also has been notified that it is a fourth-party defendant of a Superfund action pending in the United States District Court . The action alleges the Company contributed retail and office waste which may have contained hazardous substances to a landfill in Adams County, Pennsylvania. The Company believes that any liability it might have as a result of these actions would be as a de minimis contributor and will not have a material effect on the Company's financial position, liquidity or results of operations.

     The Company is not a party to any other legal proceedings, other than routine claims and lawsuits arising in the ordinary course of business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business. Compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Central Tractor Farm & Country Common Stock, par value $.01 per share, is traded on the NASDAQ National Market System under the symbol CTFC. Stock price quotations are printed daily in major newspapers. As of January 7, 1996, there were approximately 1,000 stockholders of record of Central Tractor Farm & Country Common Stock.

     The Company has not paid any cash dividends on the Common Stock. Although the Company may pay limited cash dividends on the Common Stock after consummation of the Acquisition, the Company's ability to pay cash dividends is restricted by the New Credit Facility.

Quarterly Common Stock Prices

                 First             Second          Third            Fourth
                 Quarter           Quarter         Quarter          Quarter
                 -----------------------------------------------------------
1996     High    $11.25            $16.25          $14.63            $12.50
         Low     $ 6.75            $10.50          $11.75            $ 9.13

1995     High    $17.25            $16.00          $13.25            $12.00
         Low     $14.25            $12.00          $ 9.75            $ 8.50

ITEM 6. SELECTED FINANCIAL DATA

                                                                  Fiscal Year End
                               ---------------------------------------------------------------------------------
                               November 2,      October 28,       October 29,     October 30,        October 31,
                                  1996             1995              1994             1993              1992
                               -----------      -----------       -----------     -----------        -----------
                                                       (In thousands, except share data)

Net sales                       $293,020          $251,703         $231,064         $202,589          $198,055
Income from continuing             8,744             8,185            5,181            3,270             1,464
   operations

Income per share from           $   0.80          $   0.74         $   0.66         $   0.42          $   0.19
   continuing operations

Number of stores at end              111                66               55               50                47
   of period (1)

Comparable store sales               222               224              240              218               210
   per square foot of indoor
     selling space (2)

Comparable store sales              1.0%            (1.6%)            10.0%             4.2%              5.4%
   increases(decreases)(3)

Balance Sheet Data (at
   end of period)
    Working capital             $ 63,803          $ 62,496         $ 50,442         $ 37,055          $ 34,167
    Total Assets                 159,238           149,977          139,416          113,241           111,446
    Long-term debt, less          17,341            16,862           16,959           37,536            37,881
      current portion (4)
    Stockholders' equity          90,063            81,277           75,735           24,287            22,840

(1)      Net of three store closings in fiscal 1994.
(2) Comparable sales per square foot of indoor selling space and calculated by dividing store sales by total indoor selling square footage for stores open and operated by CT at least twelve months in the period.
(3) Percentage change in store sales as compared to sales for the same stores for the prior year for stores open and operated by CT for at least twelve months in each year. The 1.0% increase in comparable store sales in 1996 has been adjusted to reflect a comparable 52 week year. Comparable store sales grew 2.9% without such adjustment.
(4) Excluding, in fiscal 1995 and prior years, long-term debt from discontinued o perations. See footnote (10) in the Notes to Consolidated Financial Statements.







ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operation should be read in conjunction with the selected consolidated financial data and the consolidated financial statements of the Company and related notes thereto.



Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's Statement of Income expressed as a percentage of net sales:

                                               Fiscal Year Ended
                                 -------------------------------------------
                                   November 2,   October 28,    October 29,
                                      1996          1995           1994
                                 -------------  ------------    ----------

Net sales                           100.0%         100.0%         100.0%
Gross profit                         29.3           29.5           30.1
Selling, general and
  administrative expenses            23.3           23.2           23.6
Amortization of intangibles           0.3            0.3            0.4
                                   ------          -----          -----
Operating income                      5.7            6.0            6.1
Interest expense                      0.6            0.5            2.1
                                   ------          -----          -----
Income (loss) before income tax       5.1            5.5            4.0
Income taxes                          2.1            2.3            1.8
                                   ------          -----          -----
Income (loss) from continuing
  operations                          3.0%           3.2%           2.2%
                                   ======          =====          =====


Fiscal 1996 Compared to Fiscal 1995

     Net Sales for the fiscal year ended November 2, 1996 were $293.0 million, an increase of $41.3 million, or 16.4%, as compared to net sales for the fiscal year ended October 28, 1995 of $251.7 million. This increase was due to a comparable store sales increase of approximately 1.0% (net of sales attributable to an extra (53rd) week in fiscal 1996), sales during such extra week, the opening of 14 new stores in fiscal 1996, a full year of operations for the eleven new stores opened in fiscal 1995 as compared to a partial year for those stores during fiscal 1995 and the acquisition of the Big Bear stores in May 1996. The increase in comparable store sales was primarily due to a comparable store sales increase of 13.8% during the fourth quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. This increase in comparable store sales during the fourth quarter was the result of normal weather conditions during fiscal 1996 as compared to unusual and severe drought conditions during fiscal 1995.

     Gross profit for fiscal 1996 was $85.8 million, an increase of $11.4 million, or 15.3%, as compared to $74.4 million for fiscal 1995. Gross profit as a percentage of sales was 29.3% for fiscal 1996, as compared to 29.5% for fiscal 1995. This decrease is primarily attributable to the sale of lower margin products in the Big Bear stores prior to their conversion to the CT store format.

     Selling, general, and administrative expenses for fiscal 1996, were $68.2 million, an increase of $9.9 million, or 17.0%, for fiscal 1995. This increase was due primarily to costs related to new store openings and costs related to stores acquired and operated in the Big Bear acquisition. Selling, general, and administrative expenses as a percentage of sales increased to 23.3% in fiscal 1996 as compared to 23.2% in fiscal 1995. This increase is attributable to higher selling, general and administrative expenses as a percentage of sales at the new Big Bear stores, partially offset by a decrease in selling, general and administrative expenses as a percentage of sales at CT's existing stores. Management expects that the completion of the conversion of the Big Bear stores to the CT store format will improve selling, general and administrative expenses as a percentage of sales.

     Amortization of intangibles was $0.9 million for fiscal 1996 and 1995.

     Operating income for fiscal 1996, was $16.7 million, an increase of $1.5 million, or 9.5%, as compared to fiscal 1995. Operating income as a percentage of sales decreased to 5.7% in fiscal 1996 from 6.0% in fiscal 1995. The decrease resulted from the factors affecting sales, gross profit, and selling, general and administrative expenses discussed above.

     Interest expense for fiscal 1996 was $1.7 million, an increase of $0.4 million, or 27.7% as compared to $1.3 million for fiscal 1995. This increase was primarily due to an increase in interest related to short-term borrowings under the Company's line of credit agreement.

     Income tax expense related to continuing operations for fiscal 1996, was $6.2 million, an increase of $0.5 million, or 8.8% as compared to 5.7 million for fiscal 1995. Income taxes as a percentage of pretax earnings were 41.7% in fiscal 1996 as compared to 41.1% in fiscal 1995. This increase was primarily due to the effect of a reduction of prior year over accrual in fiscal 1995.

Fiscal 1995 Compared to Fiscal 1994

     Net Sales for the fiscal year ended October 28, 1995 were $251.7 million, an increase of $20.6 million, or 8.9%, as compared to net sales for the fiscal year ended October 29, 1994 of $231.1 million. This increase was due in the opening of eleven new stores in fiscal 1995 and a full year of operations for the eight new stores opened in fiscal 1994, partially offset by a comparable store sales decrease of 1.6% and the closing of three stores during the latter part of fiscal 1994. The 1.6% decrease in comparable store sales was primarily a result of unusual and severe drought conditions throughout fiscal 1995 and generally unfavorable economic conditions in the Northeast where most of the Company's retail stores were located.

     Gross profit for fiscal 1995 was $74.4 million, an increase of $4.9 million, or 6.9% as compared to $69.5 million for fiscal 1994. Gross profit as a percentage of sales was 29.5% for fiscal 1995, as compared to 30.1% for fiscal 1994. The decrease in gross profit percentage was primarily the result of increased promotional sales in fiscal 1995 at a lower gross margin, which was offset by improvement in distribution costs.

     Selling general and administrative expenses for fiscal 1995 were $58.3 million, an increase of $3.8 million, or 6.9%, as compared to $54.5 for fiscal 1994. This increase was due primarily to increased costs related to new store openings, partially offset by a reduction in costs due to the closing of three stores in fiscal 1994 and a reduction in incentive compensation costs. Selling, general and administrative expenses as a percentage of sales decreased to 23.2% in fiscal 1995, as compared to 23.6% in fiscal 1994, reflecting the decrease in incentive compensation expenses as a percentage of sales partially offset by higher selling, general and administrative expenses as a percentage of sales in new stores.

         Amortization of intangibles was $0.9 million for fiscal 1995 and $0.8 million for fiscal 1994.

     Operating income for fiscal 1995 was $15.2 million, an increase of $1.0 million, or 7.5%, as compared to $14.2 for fiscal 1994. Operating income as a percentage of sales decreased to 6.0% in fiscal 1995 from 6.1% in fiscal 1994. The decrease resulted from the factors affecting sales, gross profit, and selling, general and administrative expenses discussed above.






     Interest expense for fiscal 1995 was $1.3 million, a decrease of $3.5 million, or 72.7% as compared to $4.8 million for fiscal 1994. This was primarily due to the reduction in long-term debt resulting from the debt prepaid with the proceeds from the initial public offering completed in October 1994.

     Income tax expense related to continuing operations for fiscal 1995 was $5.7 million, an increase of $1.5 million or 36.3%, as compared to $4.2 million for fiscal 1994. Income taxes as a percentage of pretax earnings were 41.1% in fiscal 1995 as compared to 44.8% in fiscal 1994. This decrease was primarily due to the effect of a proportionately lower amount of non-deductible goodwill amortization and a reduction of prior year over accrual.

     Discontinued operations represent the results of operations of the Company's former subsidiary, Herschel Corporation ("Herschel"), a manufacturer and distributor of non-original equipment sickle bar cutting parts, tractor parts, tillage and other agricultural componentry. Discontinued operations generated net income of $0.8 million in fiscal 1995, as compared to a net loss of $0.7 million in fiscal 1994. The sale of Herschel, which was completed on December 6, 1995, resulted in an estimated net loss on the sale of $3.4 million, net of an income tax benefit of $0.7 million, which was reflected in the Company's financial statements for fiscal 1995.

Liquidity and Capital Resources

     In addition to cash to fund operations, CT's primary on-going cash requirements are those necessary for the Company's expansion and relocation programs, including inventory purchases and capital expenditures. The Company's primary sources of liquidity are funds provided from operations, borrowings pursuant to the Company's revolving credit facilities and short term trade credit.

     On November 2, 1996, the Company had working capital of $63.8 million, an increase of $1.3 million, as compared to working capital of $62.5 million on October 28, 1995. This increase resulted primarily from an increase in inventory and a decrease in borrowings under the Company's revolving credit facility, partially offset by a decrease in the net assets of Herschel and an increase in accounts payable. On November 2, 1996, the Company's inventories were $107.2 million, an increase of $13.3 million, as compared to $93.9 million at October 28, 1995. This increase reflected inventory for new stores and inventory for the stores acquired in the Big bear acquisition. The increase in inventory was funded with cash from operations, short-term trade credit and proceeds of approximately $13.5 million from the sale of the net assets of Herschel, including the repayment of approximately $2.1 million in advances.

     Continuing operation of the Company (before payment of income taxes) generated $10.3 million of net cash in fiscal 1996, used $1.1 million of net cash in fiscal 1995 and generated $0.6 million of net cash in fiscal 1994. The increase in net cash generated in fiscal 1996, as compared to fiscal 1995, resulted primarily from a smaller increase in inventory and an increase in income from continuing operations before income taxes, partially offset by a reduction in accounts payable in fiscal 1996, as compared to an increase in fiscal 1995. The decrease in net cash generated in fiscal 1995, as compared to fiscal 1994, resulted primarily from an increase in income from continuing operations before income taxes.

     The Company's capital expenditures were $8.8 million and $6.3 million for fiscal 1996 and 1995, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new and existing stores. The Company expects its capital expenditures for fiscal 1997 to be approximately $5.3 million in connection with renewal and replacement costs at existing stores and distribution centers, conversion of the Big Bear stores and the opening of two new stores.

     The Company completed the acquisition of 31 store locations and certain net operating assets of Big Bear on May 31, 1996. The stores are being converted to the CT format with a projected completion in April 1997. The Big Bear stores average 11,000 square feet and fit the Company's small store prototype. The total investment in the 31 stores including acquisition cost, additional capital investments and working capital needs and conversion costs is expected to be approximately $12.0 million. In addition, the conversion process requires each store to be closed for approximately three weeks. The acquisition and the additional investments made to date were funded with cash form operations and borrowings under the Company's revolving credit facility. The Company anticipates utilizing the New Credit Facility and cash from operations to fund the additional investments.

     The Company's former revolving credit facility contained a commitment, expiring February 1, 1998, to provide revolving loans of $25.0 million from November 1 through May 31 of each year and $12.0 million from June 1 through October 31 of each year. At November 2, 1996 and October 28, 1995, the Company had $3.7 million and $6.8 million, respectively, of borrowings outstanding under such revolving credit facility. The maximum amount of borrowings outstanding during fiscal 1996 and 1995 was $11.9 million and $15.6 million, respectively. On December 23, 1996, such revolving credit facility was replaced by the New Credit Facility, which consists of an $8.0 million. five-year term facility, which was fully funded, and a $30.0 million revolving credit facility, under which $17.3 million was outstanding as of December 23, 1996. The Company anticipates that approximately $1.8 million of the proceeds of the offering described below will be used to repay revolving borrowings under the New Credit Facility.

     The New Credit Facility will mature on December 31, 2001. Borrowings under the New Credit Facility will bear interest at rates based upon prime or Eurodollar rates plus an applicable margin. Loans under the New Credit Facility will be guaranteed by any and all future subsidiaries of the Company and will be secured by security interests in substantially all of the assets of the Company and its subsidiaries, as well as the capital stock of the Company.

     The Company is party to an agreement and plan of merger pursuant to which it is to become the wholly owned subsidiary (the "Acquisition") of CT Holding, Inc. ("Holding"), an indirect subsidiary of J.W. Childs Equity Partners, L.P. Holding is a holding company with no significant assets or operations other than through its investment in the Company. Part of the financing for the Acquisition will be raised by an offering of $100 million of debt securities (the "Notes") to be made by the Company. After the closing, Holding's primary source of funds will be dividends and other advances and transfers of funds from the Company. The Company's ability to make dividends and other advances and transfer of funds will be subject to the terms of the New Credit Facility, the Notes and other agreements to which the Company becomes a party from time to time. The Notes and the New Credit Facility permit the Company (subject to certain conditions) to pay cash dividends to Holding in an amount sufficient to permit Holding to fund certain expenses incurred in the ordinary course of business.

     The Company anticipates that its principal uses of cash following the Acquisition will be working capital requirements, debt service requirements and capital expenditures, as well as expenditures relating to acquisitions. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the New Credit Facility, will be adequate to meet its anticipated requirements in the foreseeable future for working capital, capital expenditures and interest payments. The Company expects that if it were to pursue a significant acquisition, it would arrange prior to the acquisition any additional debt or equity financing required to fund the acquisition. No discussions with respect to any significant acquisition are ongoing.

     There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow form operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing or to reduce its capital spending. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

Seasonality

     Unlike many specialty retailers, the Company has historically generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the third quarter of each fiscal tear due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the second quarter. The Company expects these trends to continue for the foreseeable future.

Inflation

Management does not believe its operations have been materially affected by inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Included at pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.





                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each of the Company's directors, directors designate expected to assume office upon consummation of the Acquisition, executive officers and other significant employees. All of the Company's officers are elected annually and serve at the discretion of the Board of Directors.


     Name                  Age              Positions

     James T. McKitrick    51         President, Chief Executive Officer, Director
     Dean Longnecker       49         Executive Vice President, Finance, Secretary, Director
     John W. Childs        55         Director Designate
     Jerry D. Horn         59         Director Designate
     Steven G. Segal       36         Director Designate
     Adam L. Suttin        29         Director Designate
     Jeffrey D. Swartz     36         Director Designate
     William E. Watts      43         Director Designate
     George D. Miller      54         Senior Vice President, Merchandising
     Denny Starr           43         Senior Vice President, Finance
     Jeffrey A. Stanton    44         Vice President, Human Resources
     David E. Enos         36         Vice President, Management Information Systems
     Daniel Cunningham     60         Vice President, New, Used and Rebuilt Tractor Parts
     Jack P. Feichtner     50         Vice President, Advertising and Marketing
     Glenn S. Kraiss       63         Director (1)
     Daryl L. Lansdale     55         Director (1)
     Francis J. Palamara   70         Director (1)

(1) It is anticipated the Messrs. Kraiss, Lansdale and Palamara will resign upon consummation of the Acquisition.

     James T. McKitrick President and Chief Executive Officer joined the Company in July 1992. He has over 30 years experience in retailing, including 20 years at Kmart Corporation. Prior to joining CT, Mr. McKitrick was President and Chief Executive Officer of Builder's Emporium, a California-based home improvement center chain. Previously, he was with Ames Department Stores from 1987 through 1990, were he held the positions of Executive Vice President, Chairman of Zayre Discount Store Division, and President and Chief Executive Officer of G.C. Murphy Division, a $900 million variety store chain. Mr. McKitrick also served as President and Chief Executive Officer of Warehouse Club, Inc. from 1986 through 1987 and Executive Vice President of Merchandising for T.G.&Y. Stores Company from 1984 through 1986. From 1963 through 1984, Mr.
McKitrick was with the Kmart Corporation.

     Dean Longnecker, Executive Vice President of Finance, has held his current position since 1985. He joined CT in 1980 as Controller. Mr. Longnecker was employed at Payless Cashways 1973 until 1980, most recently as Treasurer. He received a B.S. from Iowa State University in 1970 and C.P.A. in 1972.

     John W. Childs has been President of J.W. Childs Associates, L.P. since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May 1987, most recently holding the position of Senior Managing Director. He is a director of Big V Supermarkets, Inc., Cinnabon, Inc., The Edison Project, Inc., Personal Care Group, Inc., and Select Beverages, Inc.

     Jerry D. Horn has been Chairman of the Board of General Nutrition Companies, Inc., a 3,000 store vitamin and nutritional supplement retail chain operating under the GNC name, since October 1991 and, prior to that, held various positions with its predecessor since 1985. Mr. Horn is also a director of Chadwick-Miller, Inc. and Cinnabon, Inc. and Managing Director of J.W. Childs Associates, L.P. since July 1995.

     Steven G. Segal has been a Managing Director of J.W. Childs Associates, L.P. since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1987, most recently holding the position of Managing Director. He is a director of Big V Supermarkets, Inc., Cinnabon, Inc. and Fitz and Floyd, Inc.

     Adam L. Suttin has been a Vice President of J.W. Childs Associates, L.P. since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. He is a director of Personal Care Group, Inc.

     Jeffrey D. Swartz has been Chief Operating Officer of Timberland Co., a manufacturer and marketer of branded footwear and apparel, since May 1991, and has worked for that company in various positions since June 1986.

     William E. Watts has been President, Chief Executive Officer and a Director of General Nutrition Companies, Inc. since October 1991 and, prior to that, held various positions with its predecessor since 1984.

     George D. Miller, Senior Vice President, Merchandising, joined CT in June 1996. Previously, he was Vice President, Merchandising, with Home Base, a California-based home improvement center chain from 1993 through 1996. Mr. Miller was employed by Sears, Roebuck & Company from 1968 through 1993, most recently as Senior Merchandise Manager. He received B.S. and M.B.A. degrees from Indiana University.

     Denny Starr, Senior Vice President, Finance joined the Company in October 1989 as Assistant Controller. He previously served as Assistant Controller of The Witten Group, from 1986 through 1989, a holding company with operations in manufacturing, real estate and finance. He was an Audit Manager with McGladrey & Pullen from 1982 until 1986. Mr. Starr received his B.A. from the University of Iowa in 1982 and C.P.A. in 1982.

     Jeffery A. Stanton has served as Vice President, Human Resources since June 1992. Previously, he was employed by R.R. Donnelly & Sons and Meredith/Burda Corporation from 1985 through 1992, as well as Reichardt's Inc. from 1972 through 1985, a specialty retailer. Mr Stanton received a B.B.A. degree from the University of Iowa in 1972 .

     David E. Enos, Vice President, Management Information Systems/Logistics, has held his current position since 1990. Mr. Enos joined CT in 1981. Previously, he was employed at Meredith/Burda Corporation from 1979 through 1981. He received an A.A.S. degree in Data Processing from DMACC in 1979.

     Daniel Cunningham, Vice President, Used and Rebuilt Tractor Parts joined CT in 1958. Mr. Cunningham has held several positions within the Company, including store operations, mail order and the Company's tractor parts area. Mr. Cunningham was promoted to his current position in 1991.

     Jack P. Feichtner, Vice President Advertising and Marketing, joined CT in July 1995. He was previously with Kmart Corporation for 27 years, where his most recent position was Director, Advertising.

     Glenn S. Kraiss has served as a director for CT since May 1996. Mr. Kraiss joined the Walgreen Company in 1950 and is currently Executive Vice President, Store Operations. Mr. Kraiss held several management positions with the Walgreen Company prior to being assigned to his current position in 1978.

     Daryl L. Lansdale has served as a director since May 1995. Mr. Lansdale has been the President and Chief Executive Officer of Lil' Things, a specialty retailer, since 1996. He was previously employed by Scotty's, Inc., a home improvement retail company from 1988 until 1996, most recently as Chairman and Chief Executive Officer. Mr. Lansdale served as a President and Chief Executive Officer of the Southwest Division of Lone Star Hardware, Inc. from 1987 to 1988. From 1976 to 1987, Mr. Lansdale was employed by the Central Home Center Division of W.R.

Grace and Company, where his most recent position was President and Chief Executive Officer. Mr. Lansdale also serves as a director on other companies.

     Francis J. Palamara has served as a director of the Company since August 1994 and is a member of the Audit Committee and the Compensation Committee. Mr. Palamara joined ARAMARK, a diversified service company, in 1981 and served as its Executive Vice President-Finance until 1988 and as a member of the Board of Directors from 1981 to 1992. Mr Palamara served as Executive Vice President and Chief Operating Officer of the New York Stock Exchange from 1972 to 1978. He was Executive Vice President of Pittson Company from 1971 to 1972 and from 1978 to 1981, when he also served on the Board of Directors. Mr. Palamara is on the board of directors of Gintel Funds, XTRA Corporation, a transportation equipment leasing company, and the Glenmede Funds.

 ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table

     The following table sets forth compensation earned for all services rendered to the Company during fiscal 1994, fiscal 1995, and fiscal 1996, as applicable, by the Company's chief executive officer, the two other executive officers who were employed by the Company as such at the end of fiscal 1996, the one former executive officer that served as such during fiscal 1996 but who resigned subsequent to the end of fiscal 1996 (collectively, the "Named Executives").

                                                                                   Long-Term
                                                                                  Compensation
                                                Annual Compensation                  Awards
                                    -------------------------------------------  --------------
                                                                                   Number of
                                                                                   Securities      All Other
Name and Principal                     Fiscal      Salary(1)         Bonus         Underlying     Compensation
Position at November 2, 1996            Year          ($)             ($)           Options           ($)
----------------------------        ------------ --------------  --------------  --------------  --------------
James T. McKitrick                      1996         365,000         91,250            --             9,863(2)
  President, Chief                      1995         350,000         70,000            --             4,357(2)
   Executive Officer                    1994         325,000         162,500         158,939          9,953(2)
Dean Longnecker                         1996         234,000         58,500            --             5,131(2)
  Executive Vice                        1995         225,000         45,000          15,000           4,152(2)
   President, Finance                   1994         196,686         147,890         4,565            7,524(2)
George D. Miller (3)                    1996         108,462         15,190          60,000           5,128(4)
 Senior Vice                            1995            --             --              --               --
   President, Merchandising             1994            --             --              --               --
Don Walter (5)                          1996         155,000         12,480            --             5,213(2)
  Senior Vice                           1995         153,750         24,800            --            29,570(6)
   President, Operations                1994         115,433         46,500          26,850          17,460(4)

(1)  Includes  compensation  deferred at the Named Executive's election under the Company's Profit Sharing Plan.

(2)  Represents amounts contributed by the Company during each fiscal year, as applicable, to the Named Executive's Profit Sharing
     Plan account.

(3)  Mr. Miller joined the Company in May 1996.

(4)  Represents payments or reimbursement of certain moving and relocating expenses.

(5)  Mr. Walter resigned his position with the Company effective December 1, 1996.

(6)  Represents  amounts  contributed by the Company during each fiscal year, as applicable,  to the Named Executive's  Profit
     Sharing Plan account and also represents  payments  or  reimbursement  of certain  moving and  relocating expenses.

Option Grants in Last Fiscal Year

     The table below shows information regarding grants of stock options, if any, made to the Named Executives during fiscal 1996. The amounts shown for each of the Named Executives as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the full term of the options, pursuant to applicable Securities and Exchange Commission ("SEC") regulations. Actual gains, if any, on option exercises are dependent on the future performance of the Common Stock and overall stock market conditions.

                                                          Individual Grants
                      ------------------------------------------------------------------------------
                                                                                                       Potential Realizable Value
                                                                                                               at Assumed
                                                                                                              Annual Rates of
                                                                                                                Stock Price
                                           % of Total                                                       Appreciation for
Name                      Number            Options                                                            Option Term
                            of             Granted to          Exercise or                         --------------------------------
                         Options          Employees in          Base Price          Expiration            5%                10%
                         Granted          Fiscal Year           ($/Share)              Date              ($)                ($)
                      -------------  ------------------   ------------------   -----------------   ----------------   ------------
George D. Miller        60,000              73%                 13.25               5-29-06            499,800           1,267,200

(1)  Such options become exercisable at the rate of 12,000 shares on each anniversary of the original date of grant. The latest date on which this option may be exercised is May 28, 2006.

Aggregated Option Exercises in Last Fiscal Year-End Option Values

     The following table summarizes for each of the Named Executives the total number and value of unexercised options, if any, held at November 2, 1996. For this purpose, the value of unexercised, in-the-money options at fiscal year-end is the difference between the exercise price and the closing sale price of the underlying Common Stock on November 2, 1996. There can be no assurance that these values will be realized. No options were exercised during fiscal 1996.

                                            Number of Securities
                                                 Underlying                 Value of Unexercised
                                             Unexercised Options            In-the-Money Options
                                             at Fiscal Year-End             at Fiscal Year-End(1)
                                        -----------------------------  -------------------------------
                                         Exercisable   Unexercisable     Exercisable    Unexercisable
Name                                      (Number)       (Number)            ($)             ($)
----                                    ------------- ---------------  --------------- ---------------
James T. McKitrick......................    206,517         180,663        1,708,189         583,444
Dean Longnecker.........................      4,565          15,000               --              --
George D. Miller........................         --          60,000               --              --
Don Walter..............................     12,410          14,440               --              --

(1)  In-the-money options for which the fair market value of the underlying securities exceeds the exercise or base price of the option.

Employment Arrangements with Executive Officers

     Mr. McKitrick is currently employed as President and Chief Executive Officer pursuant to an employment agreement dated September 16, 1994. Under this agreement, Mr. McKitrick currently receives a salary of $365,000, subject to increases determined annually by the compensation committee (which increases must at least equal increases in the consumer price index). In addition, Mr. McKitrick is eligible for an annual bonus of up to 60% of his salary, based on financial targets and non-quantitative performance objectives established by the compensation committee at the beginning of each fiscal year. If his employment is terminated by the company other than for cause of because of death or disability, or because the Company either removed him or failed to elect him as President and Chief Executive Officer, the Company will pay to Mr. McKitrick his base salary (reduced by compensation received from other businesses) from the date of termination to the later of November 1, 1997 and the first anniversary of such termination. Pursuant to the employment agreement, Mr. McKitrick was granted an option to acquire, at an exercise price equal to the initial public offering price, up to 112,512 shares of Common Stock on the seventh anniversary of the original date of grant, with accelerated vesting in fiscal 1996 through 1998 EBIT targets are met. Mr McKitrick's employment agreement also contains certain confidentiality and non-competition requirements .

     Mr. Longnecker is employed as Executive Vice President, Finance pursuant to an agreement dated September 16, 1994. Under this agreement, Mr. Longnecker currently receives a salary of $234,000, subject to salary increases determined annually by the compensation committee (which increases must at least equal increases in the consumer price index). in addition, Mr. Longnecker is eligible for an annual bonus of up to 48% of his salary, based on financial targets and non-quantitative performance objectives established by the compensation committee at the beginning of the fiscal year. If his employment is terminated by the Company other than for cause of because of death or disability, or because the Company either removed him or failed to retain him as Executive Vice president, Finance, the Company will pay to Mr. Longnecker his base salary (reduced by compensation received from other businesses) from the date of termination to the first anniversary of such termination. Mr. Longnecker's employment agreement also contains certain confidentiality and non-competition provisions.

     Mr. Miller is employed as Senior Vice President, Merchandising pursuant to an agreement dated May 6, 1996. Under this agreement, Mr. Miller currently receives a salary of $175,000, subject to salary increases determined annually by the compensation committee (which increases must at least equal increases in the consumer price index). in addition, Mr. Miller is eligible for an annual bonus of up to 48% of his salary, based on financial targets and non-quantitative performance objectives established by the compensation committee at the beginning of the fiscal year. If his employment is terminated by the Company other than for cause of because of death or disability, or because the Company either removed him or failed to retain him as Senior Vice President, Merchandising, the Company will pay to Mr. Miller his base salary (reduced by compensation received from other businesses) from the date of termination to the later of May 28, 1998 and the first anniversary of such termination. Mr.
Miller's employment agreement also contains certain confidentiality and non-competition provisions.

     Additionally, as part of the Acquisition, on January 2, 1997, James T. McKitrick and G. Dean Longnecker sold to JWCAC, for 14.00 per share, 81,810 and 64,489 shares, respectively, of the Company's outstanding common stock, in accordance with the terms of the Securities Purchase Agreements entered into at the same time as the Merger Agreement. Additionally, the Securities Purchase Agreements provide that at the closing of the Merger, Mr. McKitrick will exchange outstanding options to purchase 183,935 shares of Company common stock having an aggregate exercise price of $0.6 million for options to acquire shares of Holding common stock valued at $2.6 million and that Mr. Longnecker will exchange 71,429 shares of Company common stock for shares of Holding common stock valued at $1.0 million. The Securities Purchase Agreements also contain provisions regarding the continued employment of Messrs. McKitrick and Longnecker in their current capacities after the Merger (the "New Employment Agreements").

     Mr. McKitrick's New Employment Agreement provides for a base salary of $385,000, and Mr. Longnecker's provides for a base salary of $250,000, subject in each case to annual increases as determined by the Board of Directors (which increases must at least equal increases in the consumer price index). Additionally, Messrs. McKitrick and Longnecker are eligible for annual cash bonuses if the Company achieves certain operation cash flow targets, which bonuses are not subject to any ceilings contained in the New Employment Agreements.

     Mr. McKitrick's New Employment agreement provides for severance payments equal to his base salary for 18 months if his employment is terminated (other than in the case of death, disability or for cause) or if he is not reelected as President and Chief Executive Officer, reduced by any compensation he should earn during such 18- month period from other businesses. Mr. Longnecker's New Employment Agreement provides for severance payments equal to his base salary for 12 months if his employment is terminated (other than in the case of death, disability or for cause) or if he is not reelected as Executive Vice President, Finance, not subject however, to reduction for any compensation earned from other businesses.

     The New Employment Agreements also contemplated that Messrs. McKitrick and Longnecker will participate along with other management personnel in two stock option plans of Holding involving 4.5% of Holding's outstanding common stock and common stock equivalents on a fully diluted basis, respectively. Allocations of options among the management group are to be made in the first instance by the Chief Executive Officer of the
                                       20

Company, subject to ratification by Holding's Board of Directors. Such allocations have not been made as of the date of this Prospectus. The management stock options will be subject to vesting based on the Company's achievement of certain operating cash flow targets.

     Additionally, the New Employment Agreements contemplate that Messrs. McKitrick and Longnecker will receive additional stock options which vest if the Company is sold within six years after the effective time of the Merger and the realized value of the common equity of the original investment group in Holding should equal of exceed ten times the value thereof at the time of the Merger. Mr. McKitrick's and Mr. Longnecker's options under this program are to acquire an aggregate number of shares of common stock of Holding equal to 1.25% and 0.75%, respectively, of the total outstanding common stock and common stock equivalents of Holding on a fully diluted basis.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of such reports. SEC regulations require the Company to disclose failures known to it to file such reports on a timely basis. Based upon material provided to the Company, Mr. Mckitrick failed to report on a timely basis one transaction entered into by his wife.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock as of January 2, 1997 by each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, each director and director designate of the Company, each Named Executive and all directors and executive officers of the Company as a group. Upon consummation of the Merger, the Company will become a wholly owned subsidiary of Holding. Except as otherwise indicated, the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. The business address for each executive officer of the Company is in care of the Company.

                                                        Shares
                                                     Beneficially
Name and Address                                        Owned       Percent
----------------                                     ------------ -----------
JWC Acquisition I, Inc.
CT Holding, Inc.
JWC Equity Funding, Inc.
J.W. Childs Equity Partners, L.P.
J.W. Childs Advisors, L.P.
J.W. Childs Associates, L.P.
J.W. Childs Associates, Inc. (1).....................  7,208,551     66.1%
James T. McKitrick (2)...............................    307,770      2.8
Dean Longnecker (3)..................................    102,194        *
John W. Childs (1)...................................  7,208,551     66.1
Jerry D. Horn (1)....................................  7,208,551     66.1
     c/o General Nutrition Companies, Inc.
     921 Penn Avenue
     Pittsburgh, PA 15222
     Steven G. Segal (1).............................  7,208,551     66.1
     Adam L. Suttin (1)..............................  7,208,551     66.1
     Jeffrey D. Swartz...............................          0        *
     c/o The Timberland Company
     200 Domain Drive
     Stratham, NH 03885
     William E. Watts................................          0        *
     c/o General Nutrition Companies, Inc.
     921 Penn Avenue
     Pittsburgh, PA 15222
     George D. Miller (4)............................     60,000       *
     Don Walter (5)..................................     26,850       *
     Glenn Kraiss (6)................................      5,000       *
     1979 Abbots Ford
     Barrington, IL 60013
     Daryl Lansdale (7)..............................      7,000       *
     5300 Recker Highway
     Winter Haven, FL  33882
Francis J. Palamara (8)..............................      9,000       *
     P.O. Box 44024
     3110 East Maryland
     Phoenix, AZ  85016
All Directors and executive officers as
     a group (7 persons) (9).........................    517,814     4.7

----------------------
*    Less than 1.0%

(1) Represents 6,978,028 shares owned by JWC Acquisition I, Inc., a Delaware corporation ("JWCAC") and an additional 230,523 shares subject to a warrant owned by JWCAC and exercisable within 60 days. CT Holding, Inc., JWC Equity Funding, Inc., J.W. Childs Equity Partners, L.P., J.W. Childs Advisors L.P., J.W. Childs Associates, L.P., J.W. Childs Associates, Inc. and Messrs. Childs, Horn, Segal and Suttin may each be deemed to beneficially own shares owned or deemed beneficially owned by JWCAC. Each of the foregoing, except Mr. Horn, has a business address c/o J.W. Childs Associates, L.P., One Federal Street, Boston, MA 02110.

(2) Includes 305,370 shares subject to stock options exercisable within 60 days. Includes 2,400 shares beneficially owned by Mr. McKitrick's wife, as to which Mr. McKitrick disclaims beneficial ownership.

(3) Includes 19,565 shares subject to stock options exercisable within 60 days. Includes 11,000 shares beneficially owned by Mr. Longnecker's wife and 200 shares beneficially owned by Mr. Longnecker's son, as to which Mr. Longnecker disclaims beneficial ownership.

(4)  Includes 60,000 shares subject to stock options exercisable within 60 days.

(5)  Includes 26,850 shares subject to stock options exercisable within 60 days.

(6)  Includes 5,000 shares subject to stock options exercisable within 60 days.

(7)  Includes 7,000 shares subject to stock options exercisable within 60 days.

(8)  Includes 9,000 share subject to stock options exercisable within 60 days.

(9) Includes 459,635 shares subject to stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Two of the Company's suppliers, Iron age Corporation ("Iron Age") and Walls Industries, Inc. ("Walls"), are controlled by certain BCC affiliates. Iron Age is a manufacturer and distributor of work boots and protective footwear. Walls is a manufacturer of insulated and non-insulated workwear, rugged outdoor and hunting apparel and casual outerwear. The Company believes that the terms of its purchases from Iron Age and Walls are at least as favorable to the Company as could be obtained from other suppliers. In fiscal 1996, the Company's purchases from Iron Age and Walls totaled $4.7 and $1.6 million respectively.

     At the affective time of the merger, it is contemplated that the Company and Holding will enter into a management agreement with Associates providing for payment by the Company to Associates of (i) a $1.7 million closing fee in consideration of Associates' services regarding the planning, structuring and negotiation of the acquisition and (ii) an annual management fee of $240,000 in consideration of Associates' ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the New Credit Facility and the Indenture. The management agreement is expected to be for a five-year term, automatically renewable for successive extension terms of one year, unless associates or Holding shall give notice of termination.

     Additionally, Messrs., McKitrick and Longnecker are parties to Stockholders Agreement dated as of December 23, 1996, applicable to all shares of Holding common stock or vested options to acquire such common stock held now or hereafter acquired by them. The Stockholders Agreement, among other terms, permits Holding to "call" their shares and vested options on their termination of employment for any reason. Additionally, if Mr. McKitrick or Mr. Longnecker is terminated for any reason other than for cause or without good reason (as those terms are defined in the Stockholders Agreement), he has the right to "put" his shares or vested option to Holding. Depending on the circumstances, the price for shares of Holding common stock purchased in connection with a call or put under the Stockholders Agreement will, in general, be cost, six times EBITDA or seven times EBITDA. The put and call features of the Stockholders Agreement terminate on completion of a public offering of Holding common stock with aggregate net proceeds of $50.0 million or more.

     Also, in connection with the consummation of the acquisition, the Company will loan $250,000 to George miller to partially fund his investment in Holding common stock. The loan will be due in ten years and require payments of interest only prior to maturity at the applicable interest rate under the New Credit Facility.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

         1.  Financial  Statements.   See  the  Index  to  Financial  Statements
appearing at page F-1.

         2. Financial Statement Schedules. The following Consolidated Financial Statement Schedule is included at page F-21:

     Schedule II - Valuation and Qualifying Accounts

     No other Financial Statement Schedules have been presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.


         3. Exhibits.


         The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference.



Exhibit
  No.                               Description

3(i).1    --    Restated  Certificate of  Incorporation,  filed as exhibit
                3(i).1 to the  Company's  Registration  Statement on Form S-1
                (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

3(i).2    --    Certificated  of Merger dated  October 5, 1994,  filed as
                exhibit 3(i).2 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

3(ii)     --    By-Laws  of the  Company,  filed as  exhibit  3(ii) to the
                Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

4.1       --    Form of Common Stock Certificate of the Company,  filed as exhibit 4.1 to the Company's  Registration  Statement on Form
                S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

4.2       --    Exchange Agreement dated October 14, 1994, among the Company,
                Mezzanine Lending Associates I, L.P., Mezzanine Lending
                Associates II, L.P., and Mezzanine Lending Associates III,
                L.P., filed as exhibit 4.2 to the Company's Registration
                Statement on Form S-1 (File #33-82620) originally filed on
                August 9, 1994 and incorporated herein by reference.

4.3       --    Form of 7% Convertible Subordinated Note due 2002 (contained as Exhibit 2 to the Exchange Agreement filed as Exhibit 4.2), filed as exhibit 4.3 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9,
                1994 and incorporated herein by reference.

10.1      --    Credit Agreement dated January 28, 1994 among the Company,
                Herschel Corporation and First Bank National association, filed as exhibit 10.1 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9,
                1994 and incorporated herein by reference.

10.2      --    Stockholder's Agreement, dated October 14, 1994, among the
                Company, Mezzanine Lending Associates I, L.P., Mezzanine
                Lending Associates II, L.P., and Mezzanine Lending Associates
                III, L.P., and the individual stockholders party thereto, filed as exhibit10.2 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9,
                1994 and incorporated herein by reference.

10.3      --    Form of Stock Option Agreement of the Company with respect to options issued prior to Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.4      --    1994 Stock Incentive Plan, filed as exhibit 10.4 Company's
                Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.5      --    Employment Agreement between the Company and James T.
                McKitrick dated as of September 16, 1994, filed as exhibit
                10.5 to the Company's Registration Statement on Form S-1
                (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.6      --    Employment   Agreement   between  the  Company  and  Dean
                Longnecker  dated as of September 16, 1994,  filed as exhibit
                10.6 to the  Company's  Registration  Statement  on Form  S-1
                (File #33- 82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.7      --    Employment Agreement between the Company and Michael London dated as of September 16, 1994, filed as exhibit 10.7 to the Company's Registration Statement on Form S-1 (File #33-
                82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.8      --    Warrant dated August 31, 1993, registered in the name of BCC
                Industrial Services, Inc., filed as exhibit 10.8 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.9      --    Merger Agreement dated as of September 14, 1994 between the
                Company and Central Tractor Farm & Country, Inc., an Iowa
                Corporation, filed as exhibit 10.9  to the Company's
                Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.10     --    1994 Directors' Stock Option Plan, filed as exhibit 10.10 to the to the Company's Registration Statement on Form S-1
                (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.11     --    First Amendment to Credit Agreement dated December 3, 1994 among  the  Company,  Herschel  Corporation  and  First  Bank
                National Association, filed as exhibit 10.11 to the Company's
                10-K originally filed on January 26, 1996 and incorporated herein by reference.

10.12     --    Second  Amendment to Credit  Agreement  dated May 16, 1995 among  the  Company,  Herschel  Corporation  and  First  Bank
                National Association, filed as exhibit 10.12 to the Company's
                10-K originally filed on January 26, 1996 and incorporated herein by reference.

10.13     --    Third Amendment to Credit Agreement dated December 1, 1995 among the Company and First Bank National Association, filed as exhibit 10.13 to the Company's 10-K originally filed on January 26, 1996 and incorporated herein by reference.

10.14     --    Asset Purchase Agreement By and Between Alamo Group (USA)
                inc. (the "Buyer") and Herschel Corporation and Central
                Tractor Farm and Country, Inc. (the "Sellers") dated
                December 4, 1995 filed as exhibit 10.14 to the Company's
                10-K originally filed on January 26, 1996 and incorporated herein by reference.

10.15     --    Asset Purchase Agreement By and Between Central Tractor Farm
                & Country, Inc., (the "Buyer") and Big Bear Farm Stores, Inc.
                (the "Seller") dated May 22, 1996, filed as exhibit 10.15 to the Company's 10-Q originally filed on September 9, 1996 and incorporated herein by reference.

10.16     --    Agreement Plan of Merger dated November 27, 1996 by and among
                Central Tractor Farm & Country, Inc., J.W. Childs Equity
                Partners, L.P., JWC Holdings I, Inc., and JWC  Acquisition I,
                Inc., filed as an exhibit to the Company's 8-K originally filed on December 3, 1996 and incorporated herein by reference.

10.17     --    Securities Purchase Agreement dated as of November 27, 1996 by and among Central Tractor Farm & Country, Inc., J.W. Childs
                Equity Partners, L.P., JWC Holdings I, Inc., and JWC
                Acquisition I, Inc., filed as an exhibit to the Company's 8-K originally filed on December 3, 1996 and incorporated herein by reference.

10.18     --    Securities Purchase Agreement, dated as of November 6, 1996, by and among Mezzanine Lending  Associates I, L.P., Mezzanine
                Lending Associates II, L.P., Mezzanine Lending associates III,
                L.P.,  Senior Lending Associates I, L.P., BCC Industrial
                Services, JWC Acquisition  I, Inc., J.W. Childs Equity
                Partners, L.P., Central Tractor Farm & Country, Inc. filed as an exhibit to JWCAC's Schedule 13D originally filed on December 9, 1996 and incorporated herein by reference.

10.19     --    Letter Agreement, dated as of November 27, 1996 between JWC
                Acquisition I, Inc. and Mr. James T. McKitrick, filed as an exhibit to JWCAC's Schedule 13D originally filed on December 9, 1996 and incorporated herein by reference.

10.20     --    Letter Agreement, dated as of November 27, 1996 between JWC
                Acquisition I, Inc. and Mr. G. Dean Longnecker, filed as an exhibit to JWCAC's Schedule 13D originally filed on December 9, 1996 and incorporated herein by reference.

10.21     --    Employment  Agreement  between  the Company and George D.
                Miller  dated  May 6,  1996,  filed as  exhibit  10.25 to the
                Company's   Registration   Statement   on  Form   S-1   (File
                #333-19613)   originally   filed  on  January  10,  1997  and
                incorporated herein by reference..

10.22     --    Credit Agreement dated as of December 23, 1996 among the
                Company, Holding, JWCAC, certain banks, financial institutions and other lenders listed therein, Fleet, as administrative agent, and NationsBank, as co-agent.

11        --    Statement Regarding Computation of Per Share Earnings

21        --    Subsidiaries of the Company.

23.1      --    Consent of Ernst & Young, LLP

     (b) Reports on Form 8-K Filed During the Last Quarter of Fiscal 1996

         None.

     (c) See Item 14(a)(3) of this report.

     (d) See Item 14(a)(2) of this report.

                          INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP.................................................F-2
Consolidated Balance Sheets as of October 29, 1994, October 28, 1995
   and November 2, 1996.....................................................F-4
Consolidated Statements of Income for fiscal years ended October 29, 1994,
   October 28, 1995 and November 2, 1996....................................F-5
Consolidated Statements of Changes in Stockholders' Equity for fiscal years ended October 29, 1994, October 28, 1995 and November 2, 1996......F-6
Consolidated Statements of Cash Flows for fiscal years ended October 29,
   1994, October 28, 1995 and November 2, 1996..............................F-7
Notes to Consolidated Financial Statements..................................F-9

                         REPORT OF INDEPENDENT AUDITORS







The Board of Directors
Central Tractor Farm & Country, Inc.


We have audited the accompanying consolidated balance sheets of Central Tractor Farm & Country, Inc. as of October 29, 1994, October 28, 1995 and November 2, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedules listed in Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Tractor Farm & Country, Inc. at October 29, 1994, October 28, 1995 and November 2, 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                       /s/ Ernst & Young LLP

Des Moines, Iowa
December 6, 1996

                                                CENTRAL TRACTOR FARM & COUNTRY, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                           (In thousands)



                                                         October 29,        October 28,           November
                                                             1994               1995              2, 1996
                                                       ----------------   ----------------    ----------------
Assets
Current assets:
   Cash and cash equivalents                                $   2,582            $  3,094          $   3,809
   Receivable from sale of common stock (Note 6)                6,703                  --                 --
   Trade receivables, less allowances of $168 in
     1994, $72 in 1995 and $50 in 1996                          1,469                 883                992
   Inventory                                                   75,044              93,874            107,203
   Deferred income taxes (Note 7)                                 172                  --                 --
   Other                                                        1,511               1,383              2,368
   Net assets of discontinued operations (Note 10)              8,113              13,520                 --
                                                            ---------           ---------          ---------
Total current assets                                           95,594             112,754            114,372

Property, improvements and equipment:
   Leasehold improvements                                       7,740               9,988             12,803
   Furniture and fixtures                                      14,614              18,253             23,766
   Capitalized property rights (Note 5)                         2,508               2,508              2,859
   Automobiles and trucks                                         499                 817              1,065
                                                            ---------           ---------          ---------
                                                               25,361              31,566             40,493

   Less allowances for depreciation and
     amortization                                              10,917              13,339             16,036
                                                            ---------           ---------          ---------
                                                               14,444              18,227             24,457

Goodwill, net of amortization of $3,490 in 1994,
   $4,014 in 1995 and $4,592 in 1996                           17,454              16,930             19,018
Other intangible assets, net of amortization of
   $2,406 in 1994, $2,527 in 1995 and $2,759 in
   1996                                                         1,630               1,406              1,016
Other assets                                                      775                 660                375
Noncurrent assets of discontinued operations                    9,519                  --                 --
                                                            ---------           ---------          ---------
Total assets                                                $ 139,416           $ 149,977          $ 159,238
                                                            =========           =========          =========

                                                CENTRAL TRACTOR FARM & COUNTRY, INC.

                                               CONSOLIDATED BALANCE SHEETS (continued)

                                                           (In thousands)


                                                         October 29,        October 28,           November
                                                             1994               1995              2, 1996
                                                     ------------------   ----------------    ----------------
Liabilities and stockholders' equity
Current liabilities:
   Bank line of credit (Note 3)                             $     977           $   6,789          $   3,669
   Accounts payable                                            37,557              39,150             41,081
   Accrued payroll and bonuses                                  4,438               2,553              3,631
   Deferred income taxes (Note 7)                                  --                  --                913
   Accrued income taxes                                           140                 163                  4
   Other accrued expenses                                       1,482               1,506              1,101
   Current portion of long-term debt and capital
     lease obligations                                            558                  97                170
                                                            ---------           ---------          ---------
Total current liabilities                                      45,152              50,258             50,569

Long-term debt, less current portion
   (Notes 2 and 4)                                             16,017              16,000             16,000
Capital lease obligations, less current portion
   (Note 5)                                                       942                 862              1,341
Deferred income taxes (Note 7)                                  1,570               1,580              1,265
                                                            ---------           ---------          ---------
Total liabilities                                              63,681              68,700             69,175

   Stockholders' equity (Notes 3 and 6):
   Preferred stock, $.01 par value: authorized
   shares -5,000,000; none issued or
   outstanding                                                     --                  --                 --
   Common stock, $.01 par value: authorized
     shares - 45,000,000; issued and outstanding
     shares - 10,576,676 in 1994, 10,576,676 in
     1995 and 10,589,082 in 1996                                  106                 106                106
   Stock warrant outstanding                                      665                 665                665
   Additional paid-in capital                                  69,667              69,667             69,709
   Retained earnings                                            5,297              10,839             19,583
                                                            ---------           ---------          ---------
   Total stockholders' equity                                  75,735              81,277             90,063

   Commitments (Notes 5 and 8)                                     --                  --                 --
                                                            ---------           ---------          ---------
   Total liabilities and stockholders' equity               $ 139,416           $ 149,977          $ 159,238
                                                            =========           =========          =========

                             See accompanying notes

                                                CENTRAL TRACTOR FARM & COUNTRY, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                (In thousands, except per share data)

                                                                      Fiscal year ended
                                                     ---------------------------------------------------
                                                       October 29,       October 28,      November 2,
                                                           1994              1995             1996
                                                     ----------------  ---------------- ----------------

Net sales                                                $ 231,064        $ 251,703         $ 293,020
Cost of sales                                              161,523          177,340           207,228
                                                         ---------        ---------         ---------
Gross profit                                                69,541           74,363            85,792

Selling, general and administrative expenses,
     including amounts with related parties (Note 2)        54,548           58,294            68,197
Amortization of intangibles                                    841              862               938
                                                         ---------        ---------         ---------
Operating income                                            14,152           15,207            16,657

Interest expense, including amounts with related
     parties (Note 2)                                        4,774            1,302             1,663
                                                         ---------        ---------         ---------
Income from continuing operations before income
     taxes and extraordinary item                            9,378           13,905            14,994

Income taxes (Note 7)                                        4,197            5,720             6,250
                                                         ---------        ---------         ---------
Income from continuing operations before
     extraordinary item                                      5,181            8,185             8,744

Discontinued operations (Notes 7 and 10):
     Income (loss) from discontinued operations, net
         of income taxes (benefit) of $(340) in 1994
         and $474 in 1995                                     (745)             812                --
     Loss on sale of Herschel Corporation, net of
         $665 income tax benefit                                --           (3,455)               --
                                                         ---------        ---------          --------
Loss from discontinued operations                             (745)          (2,643)               --
                                                         ---------        ---------          --------
Income before extraordinary item                             4,436            5,542             8,744

Extraordinary loss on early extinguishment of debt,
     net of income tax benefit of $2,073 (Note 6)            3,110               --                --
                                                         ---------        ---------         ---------
Net income                                               $   1,326        $   5,542         $   8,744
                                                         =========        =========         =========

Per share (Note 1):
     Income from continuing operations before
         extraordinary item                                  $0.66            $0.74             $0.80
     Discontinued operations:
         Income (loss) from operations                       (0.10)            0.07                --
         Loss on sale                                           --            (0.31)               --
     Extraordinary loss                                      (0.40)              --                --
     Net income                                               0.17             0.50              0.80
Weighted average common and common equivalent
     shares outstanding (Note 1)                             7,791           11,019            10,986

                              See accompanying notes.

                                                CENTRAL TRACTOR FARM & COUNTRY, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           (In thousands)

                                                Fiscal years ended October 29, 1994,
                                                October 28, 1995 and November 2, 1996




                                                                                      Note
                                                             Stock    Additional   Receivable                   Total
                                               Common       Warrant     Paid-In       from       Retained    Stockholders'
                                                Stock     Outstanding   Capital    Stockholder   Earnings      Equity
                                              ----------  ----------- -----------  -----------  -----------  -----------

Stockholders' equity at October 30, 1993      $    70     $    665    $  19,664     $    (83)   $  3,971     $  24,287
   Repurchase of common stock                      --           --          (70)          --          --           (70)
   Reduction in notes from stockholders            --           --           --           83          --            83
   Issuance of common stock in connection
     with the Company's initial public
     offering, net of offering expenses
     (Note 6)                                      36           --       50,073           --          --        50,109
Net income                                         --           --           --           --       1,326         1,326
                                               ------      -------      -------      -------     -------       -------
Stockholders' equity at October 29, 1994          106          665       69,667           --       5,297        75,735
   Net income                                      --           --           --           --       5,542         5,542
                                               ------      -------      -------      -------     -------       -------
Stockholders' equity at October 28, 1995          106          665       69,667           --      10,839        81,277
   Exercise of common stock options                --           --           42           --          --            42
   Net income                                      --           --           --           --       8,744         8,744
                                               ------      -------      -------      -------     -------       -------
Stockholders' equity at November 2, 1996       $  106      $   665      $69,709      $    --     $19,583       $90,063
                                               ======      =======      =======      =======     =======       =======

                            See accompanying notes.

                                                CENTRAL TRACTOR FARM & COUNTRY, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (In thousands)




                                                                   October 29,    October 28,     November 2,
                                                                     1994            1995            1996
                                                              ----------------  --------------- ---------------
Operating activities
Income from continuing operations before income taxes and
   extraordinary item                                             $   9,378       $  13,905        $ 14,994
Adjustments to reconcile pretax income from continuing
   operations to net cash provided by (used in) continuing
   operations:
   Depreciation and amortization of property, improvements
     and equipment                                                    2,206           2,523           3,056
   Amortization of intangibles and other deferred assets              1,180             862             998
   Loss on sale of assets                                               143              24              20
   Deferred interest                                                    109              --              --
   Changes in operating assets and liabilities:
     Trade receivables                                                 (362)            586              83
     Inventory                                                      (23,345)        (18,830)         (4,549)
     Other current assets                                              (330)            128            (972)
     Accounts payable                                                11,371           1,593          (3,806)
     Accrued expenses                                                   269          (1,861)            445
                                                                  ---------       ---------        --------
                                                                        619          (1,070)         10,269

Income (loss) from discontinued operations before income
   taxes                                                             (1,085)          1,286              --

Adjustments to reconcile pretax income(loss) from
   discontinued operations to net cash provided by
   discontinued operations:
   Depreciation and amortization of property, improvements
     and equipment                                                      559             559              --
   Amortization of intangibles                                          561             561              --
   Deferred interest                                                    336              --              --
   Changes in operating assets and liabilities                       (1,321)           (651)         13,520
                                                                  ---------       ---------        --------
                                                                       (950)          1,755          13,520

Extraordinary loss on early extinguishment of debt before
   income taxes                                                      (5,183)             --              --
Income taxes paid, net                                               (1,815)         (5,324)         (5,675)
                                                                  ---------       ---------        --------
Net cash provided by (used in) operating activities                  (7,329)         (4,639)         18,114

                                                CENTRAL TRACTOR FARM & COUNTRY, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                           (In thousands)




                                                                   October 29,    October 28,     November 2,
                                                                     1994            1995            1996
                                                              ----------------  --------------- ---------------
Investing activities
Purchases of property, improvements and equipment                 $  (5,207)      $  (6,339)       $   (8,789)
Acquisition of certain net assets of Big Bear (Note 11)                  --              --            (5,650)
Other                                                                   (54)            (74)              255
Discontinued operations                                                (255)           (400)               --
                                                                  ---------       ---------          --------
Net cash used in investing activities                                (5,516)         (6,813)          (14,184)

Financing activities
Repurchase of common stock                                              (70)             --                --
Proceeds from sale of assets                                             --               7                --
Borrowings under line of credit                                      39,025          67,020            86,782
Repayments on line of credit                                        (38,048)        (61,208)          (89,902)
Payments on long-term debt                                          (37,757)           (372)              (17)
Payments on capitalized lease obligations                              (244)           (186)             (120)
Proceeds from issuance of common stock                               43,406           6,703                42
                                                                  ---------        --------         ---------
Net cash provided by (used in) financing activities                   6,312          11,964            (3,215)
                                                                  ---------       ---------          --------
Net increase (decrease) in cash and cash equivalents                 (6,533)            512               715

Cash and cash equivalents at beginning of period                      9,115           2,582             3,094
                                                                  ---------       ---------          --------
Cash and cash equivalents at end of period                        $   2,582       $   3,094          $  3,809
                                                                  =========       =========          ========

   Supplemental disclosures of cash flow information
Cash paid during the period for interest                          $   7,925       $   1,491          $  1,991

Supplemental schedule of noncash investing and financing
   activities
Receivable from sale of common stock                                  6,703              --                --


                           See accompanying notes.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the fiscal years ended October 29, 1994,
                      October 28, 1995 and November 2, 1996




1.  Summary of Accounting Policies and Other Matters

Business and Principles of Consolidation

Central Tractor Farm & Country, Inc. and subsidiaries (the Company) is an agricultural specialty retailer which operates retail stores primarily located in the Midwest and Northeastern United States. The Company also sells merchandise on a wholesale basis under various distributor agreements throughout the United States. With the sale of the net operating assets of Herschel Corporation, a wholly-owned subsidiary of the Company, continuing operations constitute one business segment for financial reporting purposes.

The Company operates on a 52-53 week fiscal year ending on the Saturday nearest to October 31.

All  significant  intercompany   transactions  have  been  eliminated  from  the
consolidated financial statements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments, including repurchase agreements and commercial paper, are carried at cost, which approximates market.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Trade Receivables

Most of the Company's retail sales are cash or credit card sales, while wholesale sales are generally on account. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers of the Company and their geographic dispersion. The allowance for doubtful accounts is based on a current analysis of receivable delinquencies and historical loss experience.

Inventory

Inventory is recorded at cost, including warehousing and freight costs, determined principally by the last-in, first-out (LIFO) method, which is not in excess of market. The Company reviews its inventory for slow-moving, obsolete or otherwise unsalable items on a regular basis throughout the year, including at the time of physical inventory counts. Provision is made for any estimated losses to be incurred with respect to slow-moving, obsolete or otherwise unsalable inventory as such inventory is identified. Inventories valued using the LIFO method were approximately $3,926,000, $4,851,000 and $5,081,000 at October 29, 1994, October 28, 1995 and November 2, 1996, respectively, less than the amounts of such inventories valued at current cost.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

1.  Summary of Accounting Policies and Other Matters (continued)

Property, Improvements and Equipment

Property, improvements and equipment are carried at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily on a basis of the straight-line method over the estimated useful lives of the assets as follows:

   Leasehold improvements (not in excess of underlying lease terms)            5 to 20 years
   Furniture and fixtures                                                      5 to 15 years
   Automobiles and trucks                                                      3 to 10 years


Certain long-term lease transactions have been accounted for as capital leases. The property rights recorded under direct financing leases are amortized on a straight-line basis over the lesser of the useful life or the respective terms of the leases.

Goodwill and Other Intangible Assets

Goodwill is being amortized utilizing the straight-line method principally over periods of 40 years. Other intangible assets are being amortized over the periods of expected benefit, ranging from 5 to 24 years. The carrying value of goodwill and other intangibles is reviewed continually to determine whether any impairment has occurred. This review takes into consideration the recoverability of the unamortized amounts based on the estimated undiscounted cash flows of the related business lines.

Deferred Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on the difference between financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value of financial instruments:

     Cash equivalents, short-term investments, accounts receivable and payable, and bank line of credit: Carrying amounts reported in the Company's consolidated balance sheets based on historical cost approximate estimated fair value for these instruments, due to their short-term nature.

     The  fair  value  of  the  convertible   long-term  debt  is  estimated  to
     approximate its carrying value as of November 2, 1996 and was based on the estimated market price for this security as of that date.

Returns and Warranties

Costs relating to merchandise returns from sales at retail stores and through distributors are not significant and are accounted for as they occur.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

1.  Summary of Accounting Policies and Other Matters (continued)

Catalogs, Sale Flyers and Advertising Costs

The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The direct cost of printing and distributing sale flyers is deferred and amortized over the life of the flyer which is generally two weeks or less. Other advertising costs are expensed as incurred. Unamortized amounts relating to the costs of the annual catalog and periodic sale flyers is immaterial at each fiscal year-end. Advertising expenses were approximately $6,184,000, $7,228,000 and $8,841,000 for fiscal 1994, 1995 and 1996, respectively.

Store Pre-Opening Costs

Direct costs, which consist principally of rent, employee compensation and travel costs for merchandise set-up and supplies, incurred in setting up new stores for opening are deferred and amortized over the first twenty-six weeks of store operations. The amount of unamortized store pre-opening costs at October 29, 1994, October 28, 1995 and November 2, 1996, amounted to $502,000, $431,000 and $1,123,000, respectively.

Earnings Per Share

Per share earnings is based on the weighted average number of shares of common stock and common stock equivalents outstanding and assuming all stock options issued prior to the Company's initial public offering and the stock warrant were outstanding at the beginning of each respective year. The dilutive effect of outstanding stock options and the stock warrant were determined based upon the Treasury Stock Method. Fully diluted earnings per share did not vary significantly from earnings per share as presented.

Emerging Accounting Issues

The Company is not aware of any accounting standards which have been issued and which will require the Company to change its current accounting policies or adopt new policies, the effect of which would be material to the Company's financial statements.


2.  Transactions with Related Parties

Certain investment funds (collectively referred to as "BCC Funds") managed by Butler Capital Corporation ("BCC") own a majority of the outstanding common stock of the Company. The BCC Funds held the senior and subordinated notes extinguished in October 1994, and currently hold the outstanding 7% convertible notes (see Note 4). Interest paid on such notes in fiscal 1994, 1995 and 1996 was approximately $6,960,000, $883,000 and $1,425,000, respectively.

A company affiliated with the BCC Funds was paid a management and consulting fee of approximately $238,000 in fiscal 1994.

The Company purchases inventory from two suppliers who are controlled by the BCC Funds. Purchases from these suppliers aggregated approximately $3,882,000, $6,254,000 and $6,228,000 for fiscal years 1994, 1995 and 1996, respectively.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

3.  Line of Credit

On January 28, 1994, the Company entered into a line of credit agreement with a commercial bank through February 1, 1998. At November 2, 1996, borrowings of
$3,669,000 and letters of credit totaling approximately $1,515,000 were outstanding against the line of credit. Available borrowings under the line of credit are $25,000,000 each year from November 1 through May 31 and $12,000,000 from June 1 through October 31. Interest on the outstanding borrowing varies, but is primarily payable monthly at an annual rate equal to the bank's prime rate. The interest rate on October 29, 1994, October 28, 1995 and November 2, 1996 was 8.25%, 8.75%, and 8.25%, respectively. In addition, the Company is required to pay commitment fees ranging from 0.375% down to 0.125% on the total credit line, less outstanding borrowing. During the period from April 15 through December 31 in each year, the Company must have borrowing less than $5,000,000 outstanding under this line of credit for a consecutive period of 45 days. The line of credit contains, among other provisions, requirements that the Company maintain a minimum current ratio, leverage ratio and fixed charge coverage ratio. At November 2, 1996, substantially all retained earnings were restricted.

4.  Long-Term Debt

Long-term debt consisted of the following:

                              October 29,        October 28,        November 2,
                                  1994              1995               1996
                             ---------------   ---------------    --------------

   7% convertible notes      $  16,000,000     $   16,000,000     $  16,000,000
   Other                           388,989             17,044                --
                             -------------      -------------     -------------
                                16,388,989         16,017,044        16,000,000
   Less current portion            371,944             17,044                --
                             -------------      -------------     -------------
                             $  16,017,045      $  16,000,000     $  16,000,000
                                         5                  0                 0
                             =============      =============     =============

Interest on the convertible notes is payable quarterly at 7.0% per annum and the entire principal amount is due October 31, 2002. The note may be prepaid after October 14, 1999, at a premium of 2.0%, which declines by 1.0% annually on each October 14 thereafter. The holders of the convertible notes have the right, at any time prior to the close of business on October 31, 2002, to convert the principal amounts into shares of common stock at a conversion price of $19.375 per share. The conversion price of the convertible notes is subject to adjustment in certain events, including a common stock split, the issuance of securities convertible or exchangeable into common stock at less than the then fair market value of the common stock and certain mergers, consolidations or sales of stock. The convertible notes are subordinated to the principal amounts outstanding pursuant to the line of credit (see Note 3).

As of November 2, 1996, there are no maturities of long-term debt during the next five fiscal years.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

5.  Lease Obligations

The Company has entered into certain long-term lease agreements for the use of warehouses, certain retail store facilities and computer equipment. These leases have been accounted for as purchases of property rights and designated as capitalized leases.

Amortization expense relating to such property rights recorded under capitalized leases was $213,000, $130,000 and $125,000 for fiscal 1994, 1995 and 1996, respectively. The net book value of property rights recorded under capital leases was $829,000, $699,000 and $926,000 at October 29, 1994, October 28, 1995
and November 2, 1996, respectively.

As of November 2, 1996, the debt associated with the capitalized property rights is represented by the present value of the minimum lease payments as follows:

   Fiscal year ended in:
     1997                                                   $    347,108
     1998                                                        324,648
     1999                                                        292,968
     2000                                                        292,968
     2001                                                        292,968
     After 2001                                                  735,000
                                                            ------------
   Total minimum lease payments                                2,285,660
   Less amount representing interest                             774,663
                                                            ------------
   Present value of minimum lease payments                     1,510,997
   Less current installments                                     170,072
                                                            ------------
                                                            $  1,340,925
                                                            ============

The Company also has entered into certain noncancelable operating leases for the use of real estate, automobiles and trucks, and office equipment. Aggregate rental expense for operating leases for fiscal 1994, 1995 and 1996 was approximately $6,724,000, $7,833,000 and $9,294,000, respectively.

The following is a summary of minimum rental commitments as of November 2, 1996, for operating leases:

                                                Automobile        Office
     Fiscal Year-End          Real Estate       and Trucks      Equipment         Total
-------------------------    -------------    --------------- --------------   -----------
         1997                 $  9,479,335        $ 12,293      $   52,328    $  9,543,956
         1998                    8,320,110           8,195          52,328       8,380,633
         1999                    6,822,291              --          46,280       6,868,571
         2000                    5,288,555              --          16,544       5,305,099
         2001                    2,927,707              --           1,972       2,929,679
         After 2001              6,315,729              --              --       6,315,729
                             -------------       ---------      ----------   -------------
                              $ 39,153,727        $ 20,488      $  169,452    $ 39,343,667
                             =============       =========      ==========   =============

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

6.  Capital Stock and Stock Options

Capital Stock

During October 1994, the Company completed an initial public offering for the sale of 3,565,000 shares of its common stock. The net proceeds from the offering were used to prepay both principal and prepayment premium on the outstanding Senior Notes and a portion of the outstanding Subordinated Notes. Prepayment premiums on the early extinguishment of these notes resulted in an extraordinary loss of $3,110,000, net of income tax benefit. The remaining Subordinated Notes in the amount of $16,000,000 were exchanged for notes which are convertible into the Company's common stock. At October 29, 1994, $6,703,000 of the net proceeds representing the Underwriter's exercise of their over-allotment option was receivable. This amount was received on November 2, 1994.

The Board of Directors is authorized to issue up to an aggregate of 5,000,000 shares of preferred stock, $0.01 par value per share, in one or more series, each series to have voting preferences or other rights as determined by the Board of Directors.

Under the Company's stockholders' agreement, common stock acquired by a management stockholder is subject to certain restrictions on the sale or transfer of such shares.

Stock Options

The Company has stock option arrangements with various officers, directors and other members of management which it accounts for under the provisions of APB Opinion No. 25 and related interpretations. The option prices approximated fair market value at the date of grant. The options generally vest over periods of three to seven years and must be exercised no later than ten years from the date of grant. With respect to options for 150,200 shares, their vesting period may be accelerated based upon the attainment of specified Company operating goals. Shares of common stock issuable upon exercise of stock options are subject to restrictions on transfer.

A summary of common stock option activity through November 2, 1996 is as follows:

                                                              Fiscal Year
                                             --------------------------------------------
                                                1994            1995               1996
                                             ---------        ---------          --------

   Outstanding at beginning of year           468,923           637,774           623,960
   Options granted                            323,464            66,800            81,900
   Options exercised                               --                --           (12,406)
   Options canceled                          (154,613)          (80,614)          (30,771)
                                             --------          --------          --------
   Outstanding at end of year                 637,774           623,960           662,683
                                             ========          ========          ========

   Range of option prices per share:
     Outstanding                             $3.08-$15.50      $ 3.08-$15.50     $ 3.08-$15.50
     Granted during year                     $3.41-$15.50      $11.50-$15.50     $11.38-$14.50

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

6.  Capital Stock and Stock Options (continued)

At November 2, 1996, options for 295,973 shares were exercisable. The remaining options become exercisable in fiscal years as follows: 1997 - 90,802 shares; 1998 - 30,916 shares; 1999 - 25,409 shares; 2000 - 14,000 shares; 2001 - 156,583 shares; 2002 - 49,000 shares.

As of November 2, 1996, the Company has reserved 914,025 shares of common stock for issuance under stock option arrangements described above. In addition, the Company has reserved 230,523 shares of common stock for issuance under the stock warrant.

Compensation expense charged to operating income relating to stock option grants amounts to $111,000 for fiscal 1994, $1,000 for fiscal 1995 and $0 for fiscal 1996.


7.  Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                      Fiscal Year Ended
                                                     --------------------------------------------------
                                                            October 29,  October 28,      November 2,
                                                            1994            1995             1996
                                                     ----------------- ---------------  ---------------
   Deferred tax liabilities:
     Differences in depreciation on property,
       improvements and equipment                      $ 1,789,000      $ 1,890,000     $ 1,766,000
     LIFO and uniform capitalization differences on
       inventories                                         787,000        1,391,000       1,160,000
     Prepaid advertising                                   211,000          174,000         244,000
     Deferred leasing costs                                185,000           82,000              --
     Store pre-opening costs                               208,000          172,000         449,000
     Other                                                  10,000           10,000           9,000
                                                       -----------     ------------     -----------
   Total deferred tax liabilities                        3,190,000        3,719,000       3,628,000
                                                       -----------     ------------     -----------

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

7.  Income Taxes (continued)

                                                                        Fiscal Year Ended
                                                     -------------------------------------------------------
                                                          October 29,      October 28,         November 2,
                                                          1994                1995                1996
                                                     ---------------     ---------------     ---------------
   Deferred tax assets:
     Loss on sale of discontinued operations:
       Ordinary loss                                   $        --        $    665,000        $         --
       Capital loss carryforward                                --             755,000             755,000
     Allowance for doubtful accounts                       101,000              45,000              20,000
     Compensation and employee benefit accruals            174,000             148,000              58,000
     Operating leases                                      330,000             261,000             273,000
     Accrued profit sharing contributions                  323,000             321,000             356,000
     Stock warrant                                         279,000             266,000             266,000
     Accrued store closing costs                           168,000              86,000              32,000
     Capitalized property rights and lease
       obligations treated as operating leases for
       income tax purposes                                 126,000              97,000             234,000
     Other                                                 291,000             250,000             211,000
                                                      ------------        ------------        ------------
                                                         1,792,000           2,894,000           2,205,000

     Less valuation allowance for capital loss
       carryforward                                             --            (755,000)           (755,000)
                                                      ------------        ------------        ------------
   Total deferred tax assets                             1,792,000           2,139,000           1,450,000
                                                      ------------        ------------        ------------
   Net deferred tax liabilities                       $  1,398,000        $  1,580,000        $  2,178,000
                                                      ============        ============        ============

The capital loss carryforward relating to the sale of Herschel will expire in the year 2001.

Components of income tax expense (benefit) are as follows:

                                                                       Fiscal Year Ended
                                                    --------------------------------------------------------
                                                      October 29,          October 28,         November 2,
                                                          1994                1995                1996
                                                    ----------------     ---------------     ---------------
   Continuing operations:
     Current:
       Federal                                          $  3,121,000         $ 3,768,000         $ 3,951,000
       State                                                 709,000           1,152,000           1,199,000
                                                        ------------         -----------         -----------
                                                           3,830,000           4,920,000           5,150,000
     Deferred                                                367,000             800,000           1,100,000
                                                        ------------         -----------         -----------
                                                           4,197,000           5,720,000           6,250,000

   Discontinued operations:
     Current                                                (302,000)            427,000             367,000
     Deferred                                                (38,000)           (618,000)           (367,000)
                                                        ------------         -----------         -----------
                                                            (340,000)           (191,000)                 --
                                                        ------------         -----------         -----------
   Extraordinary loss - currently deductible              (2,073,000)                 --                  --
                                                        ------------         -----------         -----------
   Total                                                $  1,784,000         $ 5,529,000         $ 6,250,000
                                                        ============         ===========         ===========

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

7.  Income Taxes (continued)

Total reported income tax expense differs from the tax that would have resulted by applying the statutory expected federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                                    Fiscal Year Ended
                                                    -------------------------------------------------
                                                     October 29,     October 28,    November 2,
                                                        1994            1995            1996
                                                   ---------------  -------------  --------------

   Income tax at federal statutory rate                $  1,057,000   $  3,764,000   $  5,098,000
   Increases in taxes resulting from:
     State income taxes, net of federal income
       tax effect                                           403,000        897,000        833,000
     Goodwill amortization                                  215,000        215,000        178,000
     Capital loss carryforward                               --            755,000             --
     Other, net                                             109,000        102,000        141,000
     Reduction of prior year overaccruals                    --           (204,000)            --
                                                       ------------   ------------   ------------
                                                       $  1,784,000   $  5,529,000   $  6,250,000
                                                       ============   ============   ============


8.  Employment Commitments

The Company has employment agreements with three officers of the Company which provide for annual salaries amounting to approximately $775,000. Upon termination of employment for death, disability or without cause, compensation may be continued for a period not to exceed two years.


9.  Profit Sharing Plan

The Company has a profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for discretionary employer contributions and allows voluntary participant contributions. Company contributions are determined by its Board of Directors. The Company incurred expense in connection with the profit sharing plan of $770,000, $804,000 and $881,000 for fiscal 1994, 1995 and 1996, respectively.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

10.  Discontinued Operations

During fiscal 1996, the Company completed the sale of its wholly owned subsidiary, Herschel Corporation ("Herschel"), a manufacturer and wholesale distributor of equipment parts for use in the farming industry. Herschel has been reported as a discontinued segment of the business; accordingly, its net assets and operating results have been segregated in the consolidated financial statements. The net assets of Herschel Corporation have been classified as current at October 28, 1995 as the carrying amount approximates the selling price, plus advances to be repaid, less expenses of sale, and were realized upon closing in December 1995.

Summarized   financial   information   of  the  Company's   income  (loss)  from
discontinued operations follow:

                                                        Fiscal Year Ended
                                                 -------------------------------
                                                  October 29,        October 28,
                                                     1994               1995
                                                 -------------     -------------

   Net sales                                      $ 23,312,046      $ 22,969,504

   Income (loss) before income taxes                (1,085,217)        1,286,242

   Income taxes (credit)                              (340,000)          474,127

   Income (loss) from discontinued operations         (745,217)          812,115



11.  Acquisition

On May 31, 1996, the Company acquired 31 retail stores and related net operating assets from Big Bear Farm Stores, Inc. ("Big Bear"), an agricultural specialty retailer, for approximately $5,650,000. The transaction was accounted for as a purchase. The purchase price was allocated based on fair value as follows:

   Inventories                                                     $  8,780,000
   Accounts receivable and other assets                                 206,000
   Leaseholds and equipment                                             517,000
   Deferred income taxes                                                135,000
   Goodwill                                                           2,666,000
   Accounts payable and accrued expenses                             (6,654,000)
                                                                   ------------
                                                                   $  5,650,000
                                                                   ============

The results of operations of Big Bear from the date of purchase to the end of fiscal year 1996 are included in the accompanying consolidated statement of income.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

11.  Acquisition (continued)

Pro forma amounts, based on the assumption that the purchase occurred at the beginning of fiscal 1995, are as follows (in thousands, except per share data):

                                                  Fiscal Year Ended
                                    --------------------------------------------
                                           October 28,           November 2,
                                            1995                    1996
                                    --------------------    --------------------

   Net sales                                  $275,685                 $307,847
   Net income                                    6,018                    9,104
   Net income per share                            .55                      .83



12.  Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended October 28, 1995 and November 2, 1996 (in thousands, except per share data):

                                                           First         Second          Third         Fourth
                                                          Quarter        Quarter        Quarter       Quarter
                                                         -----------   -------------   ------------   ----------
   Fiscal year ended October 28, 1995:
     Net sales                                             $61,836       $59,347         $74,362        $56,158
     Gross profit                                           17,362        18,214          22,557         16,230
     Income from continuing operations                       1,473         2,121           4,249            342
     Income (loss) from discontinued operations                 (1)          467             187         (3,296)
     Net income (loss)                                       1,472         2,588           4,436         (2,954)
     Per share:
       Income from continuing operations                      0.13          0.19            0.39           0.03
       Income (loss) from discontinued                          --          0.04            0.02          (0.30)
         operations
       Net income (loss)                                      0.13          0.23            0.40          (0.27)

   Fiscal year ended November 2, 1996:
     Net sales                                              69,967        62,989          86,169         73,895
     Gross profit                                           18,862        19,245          25,417         22,268
     Net income                                              1,280         1,684           3,937          1,843
     Net income per share                                     0.12          0.15            0.36           0.17


The sum of quarterly per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed separately for each quarter and the full year based on respective weighted average of common and common equivalent shares outstanding.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

13.  Subsequent Event

On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the "Merger Agreement") with J.W. Childs Equity Partners, L.P. and two of its affiliates (collectively, "Childs") that provides for the acquisition of the Company by Childs in a two-stage transaction. The Merger Agreement provides that following the acquisition by Childs of all of the Company shares held by affiliates of Butler Capital Corporation (collectively, "BCC"), an affiliate of Childs will merge with and into the Company, and Childs will acquire the remaining shares of the Company held by public stockholders for $14.25 per share in cash. The consummation of the merger is subject to the satisfaction of certain conditions including, among other things, (i) the acquisition by Childs of all of the Company's shares held by affiliates of BCC and (ii) the availability of sufficient funds to consummate the merger pursuant to commitments obtained by Childs from its prospective lenders.

Pursuant to an agreement executed contemporaneously with the Merger Agreement between Childs and affiliates of BCC which own 64.5% of the Company's outstanding common stock, BCC's affiliates have sold 1,048,214 shares of the Company's common stock (representing 9.9% of the outstanding shares) to Childs for a cash consideration of $14.00 per share, and have agreed to sell their remaining shares to Childs for $14.00 per share in cash. The agreement also provides that such BCC affiliates will agree, immediately following the conclusion of the stock sale, to the prepayment by the Company (without payment of any prepayment premium) of all the Company's 7% convertible notes with a face amount of $16,000,000. In connection with the second purchase, certain members of management agreed to sell 146,299 shares to Childs for a cash consideration of $14.00 per share.

While the Merger Agreement is subject to stockholder approval, it is expected that Childs will own a sufficient number of shares of Company common stock to adopt and approve the merger.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                        Valuation and Qualifying Accounts

                                   Schedule II


                                               Allowance for
                                             Trade Receivables
                                             ----------------
Balance at October 30, 1993                      $(157,000)
  Charged to expense                               (18,000)
  Write-off of uncollectible accounts                7,000
                                              ------------
Balance at October 29, 1994                       (168,000)
  Credited to expense                               30,500
  Write-off of uncollectible accounts               65,500
                                              ------------
Balance at October 28, 1995                        (72,000)
  Credited to expense                               20,500
  Write-off of uncollectible accounts                1,500
                                              ------------
Balance at November 2, 1996                      $ (50,000)
                                              =============

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTRAL TRACTOR FARM & COUNTRY,
                                                     INC.



DATED:  January 31, 1997            By: /s/ James T. McKitrick
                                         James T. McKitrick, President
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED:  January 31, 1997


/s/ James T. McKitrick           President and Chief Executive Officer, Director
James T. McKitrick               Principal Executive Officer)


/s/ Dean Longnecker              Executive Vice President of Finance, Director
Dean Longnecker                  (Principal Financial and Accounting Officer)


/s/ Francis J. Palamara          Director
Francis J. Palamara


/s/ Daryl Lansdale               Director
Daryl Lansdale


/s/ Glenn Kraiss                 Director
Glenn Kraiss