Form 10-Q
period 1997-02-01
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1997-03-18
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  -------------

                                    FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended         February 1, 1997

                                       OR

--                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--                SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to

                         Commission file number 0-24902

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                  42-1425562
(State or Other Jurisdiction of Incorporation)           (I.R.S. Employer No.)

3915 Delaware Avenue, Des Moines, Iowa                    0316-0330
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (515) 266-3101

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1997: 10,670,892.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                      INDEX

                                                                           PAGE
PART I.      FINANCIAL STATEMENTS

 ITEM 1.     FINANCIAL STATEMENTS

  Condensed consolidated balance sheets, February 1, 1997
  (unaudited) and November 2, 1996..........................................3

  Condensed consolidated statements of income (unaudited), for the three months ended February 1, 1997 and the
  three months ended January 27, 1996.......................................4

  Condensed consolidated statements of cash flows (unaudited), three months ended February 1,1997 and January 27,1996....................5

  Notes to consolidated financial statements (unaudited)....................6

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................10

PART II.    OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS..............................................13

 ITEM 2.    CHANGES IN SECURITIES..........................................13

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................13

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

 ITEM 5.    OTHER INFORMATION..............................................13

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................13

EXHIBITS
         Exhibit 11 - Statement Re:  Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule (electronic copy only)
         Exhibit 99 - Important Factors Regarding Forward-Looking Statements

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Balance Sheets
( In thousands except share data )
                                                   February 1,      November 2,
                                                      1997             1996
                                                   -----------      -----------
                                                   (unaudited)        (Note)

ASSETS
  Current assets:
    Cash and cash equivalents                        $  2,583        $  3,809
    Trade receivables, net                                752             992
    Inventory                                         106,262         107,203
    Other                                               4,635           2,368
                                                     --------        --------
  Total current assets                                114,232         114,372

  Property, improvements and equipment, net            24,926          24,457
  Goodwill, net                                        19,592          19,018
  Other assets                                          1,372           1,391
                                                     --------        --------
  Total assets                                       $160,122        $159,238
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Note payable to bank                             $ 19,900        $  3,669
    Current portion of long-term debt                   1,600               0
    Accounts payable                                   33,225          41,081
    Accrued expenses and other liabilities              4,912           5,819
                                                     --------        --------
  Total current liabilities                            59,637          50,569

  Long-term debt, less current portion                  6,400          16,000
  Other long-term liabilities                           2,629           2,606
                                                     --------        --------
  Total liabilities                                    68,666          69,175

  Stockholders' equity:
    Preferred stock,$.01 par value: Authorized
      shares-5,000,000; none issued and outstanding      --              --
    Common stock, $.01 par value: Authorized
      shares-45,000,000; issued and outstanding
      shares-10,670,892 in 1997 and  10,589,082 in
      1996                                                106             106
    Stock warrant outstanding                             665             665
    Additional paid in capital                         69,961          69,709
    Retained earnings                                  20,724          19,583
                                                     --------        --------
  Total stockholders' equity                           91,456          90,063
                                                     --------        --------
  Total liabilities and stockholders' equity         $160,122        $159,238
                                                     ========        ========

Note: The balance sheet at November 2, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes to consolidated financial statements.

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share data)

                                                        Three months ended
                                                    --------------------------
                                                    February 1,     January 27,
                                                       1997            1996
                                                    -----------     ----------

Net sales                                             $71,479         $69,967
Cost of sales                                          51,070          51,105
                                                      -------         -------
Gross profit                                           20,409          18,862

Selling, general and administrative expense            17,614          16,061
Amortization of intangibles                               257             221
                                                      -------         -------
Operating income                                        2,538           2,580

Interest expense                                          525             360
                                                      -------         -------

Income before income taxes                              2,013           2,220
Income taxes                                              872             940
                                                      -------         -------
Net income                                            $ 1,141         $ 1,280
                                                      =======         =======

Net income per share                                   $ 0.10           $0.12

Weighted average common and common
     equivalent shares outstanding                     10,975          10,969


See accompanying notes to consolidated financial statements.

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                         Three months ended
                                                      --------------------------
                                                      February 1,    January 27,
                                                         1997           1996
                                                      -----------    -----------
Operating Activities
Net income                                              $  1,141      $  1,280
Adjustments to reconcile net income to net
     Cash provided by (used in) operations:
     Depreciation and amortization                         1,175           915
     Deferred income taxes                                   748           652
     Changes in operating assets and liabilities         (10,531)       (7,542)
                                                        --------      --------
Net cash  used in continuing operations                   (7,467)       (4,695)
Net cash provided by discontinued operations                --          13,153
                                                        --------      --------
                                                          (7,467)        8,458

Investing activities
     Purchases of property, improvements and equipment    (1,387)       (1,252)
     Other                                                  (812)         (176)
                                                        --------      --------
Net cash used in investing activities                     (2,199)       (1,428)

Financing activities
     Net borrowings under line of credit and term loan    24,231        (6,789)
     Payments on long-term debt                          (16,000)         --
     Other                                                   209           (41)
                                                        --------      --------
Net cash provided by (used in) financing activities        8,440        (6,830)

Net increase(decrease) in cash and cash equivalents     $ (1,226)     $    200
                                                        ========      ========






See accompanying notes to consolidated financial statements.

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

              It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report on Form 10-K for the year ended November 2, 1996.

NOTE 2.       Acquisitions

              On May 31, 1996, the Company acquired 31 retail stores and related net operating assets from Big Bear Farm Stores, Inc. ("Big Bear"), an agricultural specialty retailer, for approximately $5,650,000. The transaction was accounted for as a purchase. The purchase price was allocated based on fair value as follows:

                  Inventories                                   $ 8,780,000
                  Accounts receivable and other assets              206,000
                  Leaseholds and equipment                          517,000
                  Deferred income taxes                             135,000
                  Goodwill                                        2,666,000
                  Accounts payable and accrued expenses          (6,654,000)
                                                                -----------
                                                                $ 5,650,000

              Big  Bear's  accounts  and   transactions   are  included  in  the
              accompanying condensed consolidated financial statements from the date of acquisition.

              On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the Merger Agreement) with J.W. Childs Equity Partners, L.P. and two of its affiliates (collectively, Childs) that provides for the acquisition of the Company by Childs in a two-stage transaction. The Merger Agreement provides that following the acquisition by Childs of all of the Company shares held by affiliates of Butler Capital Corporation (collectively, BCC), an affiliate of Childs will merge with and into the Company, and Childs will acquire the remaining shares of the Company held by public stockholders for $14.25 per share in cash. The consummation of the merger is subject to the availability of sufficient funds to consummate the merger pursuant to commitments obtained by Childs from its prospective lenders.

              Pursuant to an agreement executed contemporaneously with the Merger Agreement between Childs and affiliates of BCC, the BCC affiliates have sold 6,831,729 shares of the Company's common stock to Childs for a cash consideration of $14.00 per share. Certain members of management also sold 146,299 shares to Childs for a cash consideration of $14.00 per share. The agreement also provided that immediately following the conclusion of the stock sale, the Company would prepay (without payment of any prepayment premium) all of the Company's 7% convertible notes held by BCC affiliates with a face amount of $16,000,000.

              As of February 1, 1997, Childs owns 65.4% of the Company's outstanding common stock. While the Merger Agreement is subject to stockholder approval, Childs owns a sufficient number of shares of Company common stock to adopt and approve the Merger.

              The Company has filed a registration statement under the Securities Act of 1933 to offer for sale $100 million of senior notes. The proceeds of the offering will be principally used to repay $36 million of debt incurred by Childs in purchasing the 65.4% ownership described above, and to pay $52 million of merger consideration to acquire the remaining shares and stock options held by public stockholders and certain members of management. The remaining proceeds will principally be used to pay fees and expenses including discounts and commissions in connection with the note offering.

              Pro forma condensed consolidated financial data presented below is based on the historical financial statements of the Company included in this Form 10-Q filing. The pro forma results of operations give effect to: (i) the acquisition of 31 stores and certain net operating assets from Big Bear by the Company; (ii) the Acquisition of the Company by Childs; (iii) the note offering described above; and (iv) the New Credit Facility and existing debt repayment described in Note 5 as though these transactions had occurred on October 29, 1995. The pro forma financial position gives effect to: (i) the Acquisition of the Company by Childs;
              (ii) the note offering; and (iii) the New Credit Facility and existing debt repayment described in Note 5 as though these transactions had occurred on February 2, 1997.

              Pro forma adjustments to the historical financial statements are based upon available data and certain assumptions that the Company believes are reasonable. The pro forma condensed consolidated financial data is not necessarily indicative of the Company's financial position or results of operations that might have occurred had the aforementioned transactions been completed as of the date indicated above and do not purport to represent what the Company's consolidated financial position or results of operations might be for any future period or date.

              The Acquisition will be accounted for using the purchase method of accounting. The total purchase price will be allocated to the tangible and intangible assets and the liabilities of the Company based upon their respective fair values. The allocation of the aggregate purchase price included in the pro forma condensed consolidated financial data is preliminary. However, the Company does not expect that the final allocation of the purchase price will materially alter the following pro forma financial position and results of operations.

                                                Pro Forma Financial
                                                   Position as of
                                                  February 1, 1997
                                                -------------------
                                                   (In thousands)

     Total current assets                            $ 119,509
     Property, improvements and equipment, net          24,926
     Goodwill                                           85,565
     Other assets                                        7,126
                                                     ---------
     Total assets                                    $ 237,126
                                                     =========

     Current liabilities                             $  58,928
     Long-term debt                                    107,698
     Other long-term liabilities                         1,331
     Stockholders' equity                               69,169
                                                     ---------
     Total liabilities and stockholders' equity      $ 237,126
                                                     =========


                                                Pro Forma Results of
                                                  Operations for the
                                                  Three Months Ended
                                              ---------------------------
                                              February 1,     January 27,
                                                 1997            1996
                                              -----------     -----------
                                         (In thousands, except per share data)

       Net sales                               $71,479         $77,050

       Operating income                          2,195           2,631

       Net loss                                   (837)           (489)

       Net loss per share                       ($0.08)         ($0.04)


NOTE 3.       Deferred Catalog Costs

              The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The amount of unamortized deferred catalog costs at February 1, 1997 and January 27, 1996 was $56,469 and $455,956, respectively, and $33,866 at
              November 2, 1996.

NOTE 4.       Earnings per Share

              Per share earnings are based on the weighted average number of shares of common stock and common stock equivalents outstanding. The dilutive effect of outstanding stock options and the stock warrant were determined based upon the Treasury Stock Method. Fully diluted earnings per share did not vary significantly from earnings per share as presented.

NOTE 5.       New Credit Facility

              On December 23, 1996, the Company entered into a New Credit Facility with a bank which consists of an $8.0 million, five-year term loan facility, which was fully funded, and a $30.0 million revolving credit facility under which $19.9 million was drawn as of February 1, 1997. The amounts funded and drawn under the New Credit Facility were used, in part, to repay outstanding borrowings under the

              Company's prior line of credit agreement and to prepay (without payment of any prepayment premium) all of the Company's 7% convertible notes outstanding in the amount of $16.0 million.

              The New Credit Facility will mature on December 31, 2001. Borrows under the New Credit Facility will bear interest at rates based upon prime or the Eurodollar date plus a margin. At February 1, 1997, the interest rate on the New Term Loan was 7.89% and the interest rate on the New Revolving Credit Facility was 8.20%.

              The term loan must be repaid in ten installments of $0.8 million beginning June 30, 1997, plus annual prepayments based on the Company's excess cash flow, as defined.

              The New Credit Facility agreement contains covenants which require the Company to maintain a minimum, consolidated net worth; earnings before taxes, interest, depreciation and amortization (EBITDA), ratio of EBITDA to cash interest payable, and ratio of debt to EBITDA. The covenants also restrict, among other things, the payment of dividends, incurrence of debt, and disposition of assets.

              The New Credit Facility is secured by substantially all of the assets of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         First Quarter of Fiscal 1997 Compared to First Quarter of Fiscal 1996

         Sales for the first quarter of fiscal 1997 were $71.5 million, an increase of $1.5 million, or 2.2%, as compared to total sales for first quarter of fiscal 1996 of $70.0 million. This increase was due to sales attributable to one new store opened during the first quarter of fiscal 1997, eleven new stores opened during the second, third and fourth quarter of fiscal 1996, and thirty-one stores acquired during fiscal 1996 and partially offset by a comparable store sales decrease of 11.9%. The decrease in comparable store sales was primarily the result of mild winter weather conditions in the Northeast where the majority of the comparable stores are located and the elimination of two promotional events run during the first quarter of fiscal 1996.

         Gross profit for the first quarter of fiscal 1997 was $20.4 million, an increase of $1.5 million or 8.2%, as compared to $18.9 million for the first quarter of fiscal 1996. Gross profit as a percentage of sales was 28.6% for the first quarter of fiscal 1997, as compared to 27.0% for the  first  quarter  of  fiscal  1996.  The  increase  in gross  profit percentage was primarily the result of the elimination of two promotional events run during the first quarter of 1996 at a reduced gross margin.

         Selling, general and administrative (SGA) expenses for the first quarter of fiscal 1997 were $17.6 million, an increase of $1.6 million, or 9.7%, as compared to the first quarter of fiscal 1996, due primarily to stores opened during the last three quarters of fiscal 1996, and stores acquired during fiscal 1996, partially offset by a decrease in comparable store expenses. SGA expenses as a percentage of sales increased to 24.6% for the first quarter of fiscal 1997 as compared to 23.0% for the first quarter of fiscal 1996, due primarily to proportionately higher levels of SGA expense in stores opened and acquired during fiscal 1996.

         Operating income for the first quarter of fiscal 1997 was $2.5 million, a decrease of $0.1 million, or 2.2%, as compared to $2.6 million for the first quarter of fiscal 1996. Operating income as a percentage of sales decreased to 3.6% for the first quarter of fiscal 1997 from 3.7% for the first quarter of fiscal 1996. The decrease was the result of the factors affecting sales, gross profit and SGA as discussed above.

         Interest expense for the first quarter of fiscal 1997 was $0.5 million, an increase of $0.1 million as compared to $0.4 million for the first quarter of fiscal 1996 primarily due to higher working capital requirements.

         Income taxes for the first quarter of fiscal 1997 were $0.9 million, a decrease of $0.1 million as compared to the first quarter of fiscal 1996. Income tax as a percentage of pretax earnings was 43.3% in 1997, compared to 42.3% in 1996. This increase is primarily due to the effect of a proportionately higher amount of non-deductible goodwill amortization.

         Net income for the first quarter of fiscal 1997 was $1.1 million, or $0.10 per share, as compared to $1.3 million or $0.12 per share for the first quarter of fiscal 1996.

         Liquidity and Capital Resources

         On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the "Merger Agreement") with J.W. Childs Equity Partners, L.P. and two of its affiliates (collectively, "Childs") that provides for the acquisition of the Company by Childs in a two-stage transaction (the "Acquisition"). The Merger agreement provides that following the acquisition by Childs of all of the Company shares held by affiliates of Butler Capital Corporation (collectively, "BCC"), an affiliate of Childs will merge with and into the Company, and Childs will acquire the remaining shares of the Company held by public stockholders (other than those who perfect dissenters' appraisal rights) for $14.25 per share in cash (the "Merger"). Certain members of management have agreed to exchange their equity securities in the Company (valued on the basis of $14.00 per common share) for equity securities of one of the Childs affiliates and, in some cases, cash in connection with the consummation of the Merger. The consummation of the Merger is subject to the satisfaction of certain conditions including, among other things the availability of sufficient funds to consummate the Merger.

         Pursuant to an agreement executed contemporaneously with the Merger agreement between Childs and BCC, which owned 64.5% of the Company's outstanding common stock, BCC sold 1,048,214 shares of the Company's common stock (representing 9.9% of the outstanding shares) to Childs for a cash consideration of $14.00 per share, and agreed to sell their remaining shares to Childs for $14.00 per share in cash. The agreement also provided that BCC would agree, immediately following the conclusion of the stock sale, to the prepayment by the Company (without payment of any prepayment premium) of the Company's 7% convertible notes with a face amount of $16 million. In connection with the purchase of the balance of BCC's shares, certain members of management agreed to sell 146,299 shares to Childs for a cash consideration of $14.00 per share (together with the purchases from BCC, the "Securities Purchase"). The second purchase of BCC shares and prepayment were consummated on December 23, 1996 and the purchase of management shares was consummated on January 2, 1997.

         On December 23, 1996, the Company entered into a credit facility consisting of an $8.0 million, five year term facility, which has been fully funded, and a $30.0 million revolving credit facility, under which $19.9 million was outstanding as of February 1, 1997. The credit facility will mature on December 31, 2001 and borrowings will bear interest rates based upon prime or Eurodollar rates plus an applicable margin.

         On February 1, 1997, the Company had working capital of $54.6 million, which was a $9.2 million decrease over working capital of $63.8 million on November 2, 1996. This decrease resulted primarily from the prepayment of the $16.0 million 7% convertible notes in connection with the Securities Purchase being funded with borrowings under the credit facility.

         Net cash used by continuing operations increased from $4.7 million for the first three months of fiscal 1996 to $7.5 million for the first three months of fiscal 1997. This increase resulted primarily from a larger decrease in accounts payable in the first three months of 1997 as compared to 1996. The Company received $13.5 million in cash as a result of the sale of Herschel Corporation in the first quarter of fiscal 1996. The Company's capital expenditures were $1.4 million and $1.3 million for the three months of fiscal 1997 and 1996, respectively.

         The Company anticipates that its principal uses of cash following the Acquisition will be working capital requirements, debt service requirements and capital expenditures, as well as expenditures relating to acquisitions. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the new revolving credit facility, will be adequate to meet its anticipated requirements in the foreseeable future for working capital, capital expenditures and interest payments. The Company expects that if it were to pursue a significant acquisition, it would arrange prior to the acquisition any additional debt or equity financing required to fund the acquisition. No discussions with respect to any significant acquisition are ongoing.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          None

ITEM 5.       OTHER INFORMATION                                            None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS - See Index to Exhibits included elsewhere herein.

     (b) FORM 8-K - The following reports on Form 8K were filed during the first quarter of fiscal 1997:

    1.  Date of Report:  November 27, 1996
        Items Reported:  Merger agreement with J.W. Childs Equity Partners, L.P.

    2.  Date of Report:  December 23, 1996
        Items Reported:  Change in Control of Registrant

    3.  Date of Report:  December 23, 1996 (amendment)
        Items Reported:  Change in Control of Registrant

    4.  Date of Report:  November 2, 1996
        Items Reported:  Consolidated financial statements for fiscal year ended
                         November 2, 1996, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 1997             Central Tractor Farm & Country, Inc.


                                 /s/ Dean Longnecker
                                 Dean Longnecker
                                 Executive Vice President, Finance and Chief
                                  Financial Officer

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                INDEX TO EXHIBITS

EXHIBIT 11        Statement Re:  Computation of Per Share Earnings

EXHIBIT 27        Financial Data Schedule (electronic copy only)

EXHIBIT 99        Important Factors Regarding Forward-Looking Statements