Form 10-Q
period 1997-05-03
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1997-06-23
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  -------------

                                    FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  May 3, 1997

                                       OR

--                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--                SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to

                         Commission file number 0-24902

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                       42-1425562
(State or Other Jurisdiction of Incorporation)           (I.R.S. Employer No.)

3915 Delaware Avenue, Des Moines, Iowa                       50316-0330
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:  (515) 266-3101

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 10, 1997: 100.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                      INDEX

PART I.    FINANCIAL STATEMENTS                                          PAGE

 ITEM 1.   FINANCIAL STATEMENTS

         Condensed balance sheets, May 3, 1997
         (unaudited) and November 2, 1996...................................3

         Condensed  statements of income (unaudited), for the
         three months and six months ended May 3, 1997 and the
         three months and six months ended April 27, 1996...................4

         Condensed statements of cash flows (unaudited),
         six months ended May 3, 1997 and April 27, 1996....................5

         Notes to financial statements (unaudited)..........................6

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS...................................................10

PART II.   OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS...............................................14

 ITEM 2.   CHANGES IN SECURITIES...........................................14

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.................................14

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS................................................14

 ITEM 5.   OTHER INFORMATION...............................................15


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................15

 INDEX TO EXHIBITS.........................................................17

                                                                          Page 3
CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed  Balance Sheets
(In thousands except share data)

                                                                      SUCCESSOR      |       PREDECESSOR
                                                                   ---------------   |    ----------------
                                                                        May 3,       |       November 2,
                                                                         1997        |          1996
                                                                   ---------------   |    ----------------
                                                                      (unaudited)    |          (Note)
                                                                                     |
ASSETS                                                                               |
                                                                                     |
    Current assets:                                                                  |
                                                                                     |
        Cash and cash equivalents                                    $     4,829     |      $     3,809
        Trade receivables, net                                               930     |              992
        Inventory                                                        126,117     |          107,203
        Other                                                              3,521     |            2,368
                                                                     -----------     |      -----------
    Total current assets                                                 135,397     |          114,372
                                                                                     |
    Property, improvements and equipment, net                             25,711     |           24,457
    Goodwill, net                                                         87,010     |           19,018
    Other assets                                                           6,417     |            1,391
                                                                     -----------     |      -----------
    Total assets                                                     $   254,535     |      $   159,238
                                                                     ===========     |      ===========
                                                                                     |
                                                                                     |
 LIABILITIES AND STOCKHOLDERS' EQUITY                                                |
                                                                                     |
    Current liabilities:                                                             |
                                                                                     |
        Note payable to bank                                         $    16,500     |      $     3,669
        Current portion of long-term debt                                  1,600     |             --
        Accounts payable                                                  44,826     |           41,081
        Accrued expenses and other liabilities                             8,074     |            5,819
                                                                     -----------     |      -----------
    Total current liabilities                                             71,000     |           50,569
                                                                                     |
                                                                                     |
    Long-term debt, less current portion                                 111,400     |           16,000
    Other long-term liabilities                                            2,970     |            2,606
                                                                     -----------     |      -----------
    Total liabilities                                                    185,370     |           69,175
                                                                                     |
    Stockholders' equity:                                                            |
                                                                                     |
        Preferred stock,$.01 par value: Authorized                                   |
              shares - 0  in 1997 and 5,000,000 in 1996; none                        |
              issued and outstanding                                        --       |             --
        Common stock, $.01 par value: Authorized                                     |
              shares-3,000 in 1997  and 45,000,000 in 1996; issued                   |
              and outstanding shares-100 in 1997 and  10,589,082            --       |              106
              in 1996                                                                |
        Stock warrant outstanding                                           --       |              665
        Additional paid in capital                                        68,432     |           69,709
        Retained earnings                                                    733     |           19,583
                                                                     -----------     |      -----------
    Total stockholders' equity                                            69,165     |           90,063
                                                                     -----------     |      -----------
    Total liabilities and stockholders' equity                       $   254,535     |      $   159,238
                                                                     ===========     |      ===========

         Note: The balance sheet at November 2, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

                                                                          Page 4
CENTRAL TRACTOR FARM & COUNTRY, INC.

Condensed  Statements of Income (Unaudited)
(In thousands)
                                                                      Three months ended
                                             -------------------------------------------------------------------------------------
                                                     SUCCESSOR            |           PREDECESSOR                   PREDECESSOR
                                             -------------------------    |      ----------------------       --------------------
                                                                          |                                        Three months
                                                                          |                                            ended
                                                 March 27, 1997 to        |          Feb 2, 1997 to                  April 27,
                                                    May 3, 1997           |          March 26,1997                     1996
                                             -------------------------    |      ----------------------       --------------------
                                                                          |
Net sales                                           $  35,168             |           $  34,569                        $  62,989
Cost of sales                                          24,534             |              24,211                           43,744
                                                    ---------             |           ---------                        ---------
Gross profit                                           10,634             |              10,358                           19,245
                                                                          |
Selling, general and administrative expense             7,595             |              11,431                           15,656
Amortization of intangibles                               207             |                 158                              221
                                                    ---------             |           ---------                        ---------
Operating income                                        2,832             |              (1,231)                           3,368
                                                                          |                                            =========
                                                                          |
Interest expense                                        1,477             |               1,711                              484
                                                    ---------             |           ---------                        ---------
Income (loss) before income taxes                       1,355             |              (2,942)                           2,884
                                                                          |
Income taxes (credits)                                    623             |              (1,094)                           1,200
                                                    ---------             |           ---------                        ---------
Net income (loss)                                   $     732             |           $  (1,848)                       $   1,684
                                                    =========             |           =========                        =========
                                                                          |
Ratio (deficiency) of earnings to fixed                                   |
  charges                                               1.8 x             |              (0.4)x                            4.1 x
                                                    =========             |           =========                        =========

                                                                               Six months ended
                                             -------------------------------------------------------------------------------------
                                                     SUCCESSOR            |          PREDECESSOR                 PREDECESSOR
                                             -------------------------    |     ----------------------     -----------------------
                                                                          |                                    Six months ended
                                                 March 27, 1997 to        |         Nov 3, 1996 to                April 27,
                                                    May 3, 1997           |         March 26,1997                   1996
                                             -------------------------    |     ----------------------     -----------------------
                                                                          |
Net sales                                           $  35,168             |          $ 106,048                      $ 132,956
Cost of sales                                          24,534             |             75,281                         94,849
                                                    ---------             |          ---------                      ---------
Gross profit                                           10,634             |             30,767                         38,107
                                                                          |
Selling, general and administrative expense             7,595             |             29,045                         31,717
Amortization of intangibles                               207             |                415                            442
                                                    ---------             |          ---------                      ---------
Operating income                                        2,832             |              1,307                          5,948
                                                                          |
Interest expense                                        1,477             |              3,188                            844
                                                    ---------             |           ---------                      ---------
Income (loss) before income taxes                       1,355             |             (1,881)                         5,104
Income taxes (credits)                                    623             |               (634)                         2,140
                                                    ---------             |          ---------                      ---------
Net income (loss)                                   $     732             |          $  (1,247)                     $   2,964
                                                    =========             |          =========                      =========
                                                                          |
Ratio (deficiency) of earnings to fixed charges         1.8 x             |              0.5 x                          3.9 x
                                                    =========             |          =========                      =========


See accompanying notes to  financial  statements.

                                                                          Page 5

CENTRAL TRACTOR FARM & COUNTRY, INC
Condensed  Statements of Cash Flows (Unaudited)
           (In thousands)                                                     Six months ended
                                                            -----------------------------------------------------------
                                                                  SUCCESSOR       |        PREDECESSOR        PREDECESSOR
                                                            -------------------   |     ------------------  ----------------
                                                                                  |                         Six months ended
                                                             March 27, 1997 to    |       Nov 3, 1996 to        April 27,
                                                                May 3, 1997       |       March 26, 1997          1996
                                                            -------------------   |     ------------------  ----------------
                                                                                  |
Operating Activities                                                              |
                                                                                  |
Net income                                                       $     732        |          $  (1,247)         $   2,964
Adjustments to reconcile net income to net                                        |
                                                                                  |
      cash provided by (used in) operations:                                      |
                                                                                  |
      Depreciation and amortization                                    644        |              1,904              1,893
      Changes in operating assets and liabilities                    1,622        |            (12,916)            (9,866)
                                                                 ---------        |          ---------          ---------
Net cash  provided by (used in ) continuing operations               2,988        |            (12,259)            (5,009)
Net cash provided by (used in)  discontinued operations               --          |               --               13,520
                                                                 ---------        |          ---------          ---------
Net cash provided by (used in) operating activities                  2,998        |            (12,259)             8,511
                                                                                  |
                                                                                  |
Investing activities                                                              |
                                                                                  |
      Purchases of property, improvements and equipment               (682)       |             (2,419)            (3,410)
      Cost of acquiring outstanding common                            --          |               --                 --
          stock from predecessor shareholders                     (158,903)       |               --                 --
      Other                                                            363        |             (1,338)               (23)
                                                                 ---------        |          ---------          ---------
Net cash provided by (used in) investing activities               (159,222)       |             (3,757)            (3,433)
                                                                                  |
                                                                                  |
Financing activities                                                              |
                                                                                  |
      Proceeds from the issuance of common stock                    69,170        |
      Net borrowings (repayments) under line of credit and                        |
        margin loan facility                                       (16,413)       |             29,244             (3,611)
      Payments on long-term debt                                      --          |            (16,000)               (17)
      Proceeds from issuance of long term debt                     113,000        |               --                 --
      Financing costs related to new line of                          --          |               --                 --
        credit, term loan and Senior Notes                          (5,908)       |               --                 --
      Other                                                            (16)       |                183                  3
                                                                 ---------        |          ---------          ---------
Net cash provided by (used in) financing activities                159,833        |             13,427             (3,625)
                                                                                  |
Net increase(decrease) in cash and cash equivalents                  3,609        |             (2,589)             1,453
Cash and cash equivalents at beginning of period                     1,220        |              3,809              3,094
                                                                 ---------        |          ---------          ---------
Cash and cash equivalents at end of period                       $   4,829        |          $   1,220          $   4,547
                                                                 =========        |          =========          =========



See accompanying notes to financial statements.

                                                                          Page 6
                       CENTRAL TRACTOR FARM & COUNTRY INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION

         The condensed unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions for the Securities and Exchange Commission's Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The condensed unaudited financial statements include the accounts of the Company. In the preparation of the condensed unaudited financial statements, all adjustments (consisting of normal recurring accruals) have been made which are, in the opinion of management, necessary for the fair and consistent presentation of such financial statements. The operating results for the interim periods are not necessarily indicative of the results that may be expected for the year.

         It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report on Form 10-K for the year ended November 2, 1996.

         As a result of the acquisition of the Company discussed in Note 2 below, effective March 27, 1997, a new basis of accounting has been reflected in the Company's financial statements reflecting the fair values for the Company's assets and liabilities at that date ("Successor"). The financial statements of the Company for periods prior to March 27, 1997 are presented on the historical cost basis of accounting ("Predecessor"). A line has been placed in the financial statements to distinguish between Predecessor and Successor activity.

NOTE 2.  Acquisitions

         On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the "Merger Agreement") with J.W. Childs Equity Partners, L.P. and two of its affiliates (collectively "Childs") that provided for the acquisition of the Company by Childs in a two-stage transaction. The Merger Agreement provided that following the acquisition by Childs of all of the Company shares held by affiliates of Butler Capital Corporation (collectively, "BCC") an affiliate of Childs would merge with and into the Company ( the "Merger") and Childs would acquire the remaining shares of the Company held by public shareholders ("Merger Consideration") for $14.25 per share in cash. The Merger was completed on March 27, 1997.

         Concurrent with the execution of the Merger Agreement, Childs entered into agreements (the "Securities Purchase Agreements") with BCC and with certain members of the company's management (the "Management Shareholders") pursuant to which Childs agreed to purchase at a price of $14.00 per share 100% of BCC's shares and 36.4% of the Managements Shareholders' shares representing approximately 64.0% and 1.4% of the Company's outstanding common stock, respectively (collectively the "Securities Purchases"). As of January 2, 1997, Childs had consummated the Securities Purchases and paid related expenses utilizing (i) $65.4 million of cash equity and (ii) $35.1 million of borrowings under an interim margin loan facility (the "Margin Loan Facility"). In connection with the Securities Purchases, the Company entered into a new term loan (the "New Term Loan") and a new revolving credit facility (the "New Revolving Credit Facility") and used a portion of such facilities to refinance existing debt of the Company, including a $16.0 million convertible note held by BCC.

         On March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering were used to repay borrowings under the Margin Loan Facility, pay the Merger Consideration, repay a portion of the outstanding borrowings under the New Revolving Credit Facility and pay fees and expenses of the acquisition.

         The acquisition of the Company was accounted for as a purchase. The total purchase price (for which certain costs and expenses have been estimated) has been allocated to the tangible and intangible assets and the liabilities of the Company based upon their respective fair values. The Company does not anticipate that there will be any material final adjustments to the purchase price or the fair value allocation. The cost of the acquisition over the allocated fair value of the underlying tangible net assets is as follows:

         Cost of acquiring the outstanding common stock of the
           Company from Predecessor shareholders                      $159,903
         Fair value of underlying tangible net assets                   71,314
         Excess of cost of acquisition over the allocated fair value
           of the underlying tangible net assets                      $ 87,217
                                                                      ========

                                                                          Page 8
NOTE 3.  ACQUISITION OF BIG BEAR FARM STORES, INC.

         On May 31, 1996, the Company acquired 31 retail stores and related net operating assets from Big Bear Farm Stores, Inc. ("Big Bear"), an agricultural specialty retailer. The transaction was accounted for as a purchase.

         Big Bear's accounts and transactions are included in the accompanying condensed financial statements from the date of acquisition.

NOTE 4.  PRO FORMA RESULTS

         Pro forma results of operations presented below is based on the historical financial statements of the Company included in this Form 10-Q filing, adjusted to give effect to: (i) the acquisition of 31 stores and certain net operating assets from Big Bear by the Company described in Note 3; (ii) the acquisition of the Company by Childs and the Senior Note offering described in Note 2; and (iii) the New Credit Facility and debt repayment described in Note 6, as though these transactions had occurred on October 29, 1995.

         Pro forma adjustments to the historical financial statements are based upon available data and certain assumptions that the Company believes are reasonable. The pro forma results of operations is not necessarily indicative of the Company's results of operations that might have occurred had the aforementioned transactions been completed as of the date indicated above and do not purport to represent what the Company's consolidated results of operations might be for any future period or date.

                                 Pro Forma Results of Operations

                            Three Months Ended           Six Months Ended
                      --------------------------     ------------------------
                          May 3,       April 27,        May 3,      April 27,
                           1997          1996            1997         1996
                      -----------    -----------     -----------   ----------
                                           (In thousands)


Net sales             $  69,737       $  67,758       $ 141,216      $ 144,808

Operating income          1,367           3,049           3,562          5,680

Net loss                 (1,553)           (357)         (2,441)          (896)


NOTE 5.  DEFERRED CATALOG COSTS

         The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The amount of unamortized deferred catalog costs at May 3, 1997 and April 27, 1996 was $272,204 and $229,791,
         respectively, and $33,866 at November 2, 1996.

NOTE 6.  NEW CREDIT FACILITY

         On December 23, 1996, the Company entered into a New Credit Facility with a bank which consists of an $8.0 million, five-year term loan facility, which was fully funded, and a $30.0 million revolving credit facility under which $16.5 million was outstanding as of May 3, 1997. The amounts originally funded and drawn under the New Credit Facility were used, in part, to repay outstanding borrowings under the Company's prior line of credit agreement and to prepay (without payment of any prepayment premium) all of the Company's 7% convertible notes outstanding in the amount of $16.0 million.

         The New Credit Facility will mature on December 31, 2001. Borrowings under the New Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. At May 3, 1997, the interest rate on the New Term Loan was 7.89% and the effective interest rate for the New Revolving Credit Facility was 8.4%.

         The term loan must be repaid in ten installments of $0.8 million beginning June 30, 1997, plus annual prepayments based on the Company's excess cash flow, as defined.

         The New Credit Facility agreement contains covenants which require the Company to maintain a minimum; consolidated net worth; earnings before taxes, interest, depreciation and amortization (EBITDA); ratio of EBITDA to cash interest payable; and ratio of debt to EBITDA. The covenants also restrict, among other things, the payment of dividends, incurrence of debt, and disposition of assets. Effective April 30, 1997, the New Credit Facility was amended to reduce the minimum requirements for EBITDA and to adjust related EBITDA ratios.

         The New Credit Facility is secured by substantially all of the assets of the Company.

                       CENTRAL TRACTOR FARM & COUNTRY, INC


         Certain statements in this Report may contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). All forward-looking statements involve uncertainty, and actual future results and trends may differ materially depending on a variety of factors. For a discussion identifying some important factors that could cause actual results or trends to differ materially from those anticipated in the forward- looking statements contained herein, please see Exhibit 99 to this Report.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Second Quarter of Fiscal 1997 Compared to Second Quarter of Fiscal 1996

         Sales for the second quarter of fiscal 1997 were $69.7 million, an increase of $6.7 million, or 10.7%, as compared to total sales for second quarter of fiscal 1996 of $63.0 million. This increase was due to two new stores opened during the first and second quarters of fiscal 1997. Nine new stores opened during the third and fourth quarters of fiscal 1996 and thirty-one stores acquired during fiscal 1996, partially offset by comparable store sales decrease of 4.2%. The decrease in comparable store sales was primarily the result of mild winter and cool spring weather conditions in the Northeast where the majority of the comparable stores are located.

         Gross profit for the second quarter of fiscal 1997 was $21.0 million, an increase of $1.7 million or 9.1%, as compared to $19.2 million for the second quarter of fiscal 1996. Gross profit as a percentage of sales was 30.1% for the second quarter of fiscal 1997, as compared to 30.6% for the second quarter of fiscal 1996. The decrease is primarily the result of margin/volume variances in agricultural and hardware products.

         Selling, general and administrative (SGA) expenses for the second quarter of fiscal 1997 were $19.0 million, an increase of $3.4 million, or 21.7%, as compared to the second quarter of fiscal 1996, due primarily to stores opened during the last two quarters of fiscal 1996, and stores acquired during fiscal 1996, partially offset by a decrease in comparable store expenses. SGA expenses as a percentage of sales increased to 27.3% for the second quarter of fiscal 1997 as compared to 24.8% for the second quarter of fiscal 1996, due primarily to proportionately higher levels of SGA expense in stores opened and acquired during fiscal 1996 and reduced sales in comparable stores.

         Operating income for the second quarter of fiscal 1997 was $1.6 million, a decrease of $1.8 million, or 52.7%, as compared to $3.4 million for the second quarter of fiscal 1996. Operating income as a percentage of sales decreased to 2.3% for the second quarter of fiscal 1997 from 5.4%
         for the second quarter of fiscal 1996. The decrease primarily was the result of the factors affecting sales, gross profit and SGA as discussed above.

         Amortization expenses for the quarter has increased $0.1 million because of additional goodwill arising from the acquisition of the company by Childs.

         Interest expense for the second quarter of fiscal 1997 was $3.2 million, an increase of $2.7 million as compared to $0.5 million for the second quarter of fiscal 1996. The increase is attributable primarily to the placement of the $105 million in Senior Notes during the second quarter of 1997 and acquisition related financing and interest costs of $1.3 million.

         Income taxes (credits) for the second quarter of fiscal 1997 were ($0.5) million, a decrease of $1.7 million as compared to the first quarter of fiscal 1996. Income tax as a percentage of pretax earnings
         (loss) was (29.7%) in 1997, compared to 41.6% in 1996. The change is due primarily to the effect of a proportionately high amount of non-deductible goodwill amortization.

         Net loss from operations for the second quarter of fiscal 1997 was ($1.1) million, as compared to $1.7 million for the second quarter of fiscal 1997 as a result of the factors discussed above.

         Six Months  Ended May 3, 1997  Compared  to Six Months  Ended April 27,
         1996

         Sales for the six months ended May 3, 1997 were $141.2 million, an increase of $8.3 million, or 6.2% as compared to total sales for the six months ended April 27, 1996 of $133.0 million. The increase was due primarily to the opening of eleven new stores. Comparable store sales decreased $10.2 million, or 8.3% for the six months ended May 3, 1997. The decrease in comparable store sales was primarily due as a result of mild winter conditions followed up by cool spring conditions in the Northeast where the majority of the comparable stores are located and the elimination of two promotional events run during the first quarter of fiscal 1996.

         Gross profit for the six months ended May 3, 1997 was $41.4 million, an increase of $3.3 million, or 8.6%, as compared to 38.1 million for the six months ended April 27, 1996. Gross profit as a percentage of sales was 29.3% for fiscal 1997, as compared to 28.7% for fiscal 1996. The increase in gross profit percentage was primarily the result of the elimination of two low margin promotional events run during the first quarter of 1996.

         SGA expenses for the six months ended May 3, 1997 was $36.6 million, an increase of $4.9 million, or 15.6% as compared to the six months ended April 27, 1996, due primarily to increased expenses associated with the growth in sales and costs related to new store openings. SGA expenses as a percentage of sales increased to 25.9% in fiscal 1997 as compared to 23.9% in fiscal 1997. The increase is due primarily to proportionately higher levels of SGA expense in stores opened and acquired during fiscal 1996 and reduced sales in comparable stores.

         Operating income for the six months ended May 3, 1997 was $4.1 million, a decrease of $1.8 million, or 30.6%, as compared to $5.9 million for the six months ended April 27, 1996. Operating income as a percentage of sales decreased to 2.9% in fiscal 1997 from 4.5% in fiscal 1996. The decrease was the result of higher SGA expenses as discussed above.

         Amortization expense for the six months increased $0.1 million because of the additional goodwill arising from the acquisition of the Company by Childs.

         Interest expense for the six months ended May 3, 1997 was $4.7 million, an increase of $3.8 million as compared to $0.8 million for the six months ended April 27, 1996. The increase was due to the placement of $105 million in Senior Notes during its second quarter and acquisition related financing and interest costs of $2.2 million.

         Income taxes (credits) for the six months ended May 3, 1997 were ($0.1) million, a decrease of $2.1 million as compared to the six months ended April 27, 1996. Income tax as a percentage of pretax earnings was 32.8% in 1997, compared to 41.9% in 1996. The increase is due primarily to the effect of a proportionately high amount of non-deductible goodwill amortization.

         Net income from continuing operations for the six months ended May 3, 1997, was ($0.5) million as compared to $3.0 million in fiscal 1996 as a result of factors discussed above.


         Liquidity and Capital Resources

         On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the "Merger Agreement") with J.W. Childs Equity Partners, L.P. and two of its affiliates (collectively "Childs") that provided for the acquisition of the Company by Childs in a two-stage transaction. The Merger Agreement provided that following the acquisition by Childs of all of the Company shares held by affiliates of Butler Capital Corporation, an affiliate of Childs would merge with and into the Company and Childs would acquire the remaining shares of the Company held by public shareholders ("Merger Consideration") for $14.25 per share in cash.

         Concurrent with the execution of the Merger Agreement, Childs entered into agreements (the "Securities Purchase Agreements") with BCC and with certain members of the company's management (the "Management Shareholders") pursuant to which Childs agreed to purchase at a price of $14.00 per share 100% of BCC's shares and 36.4% of the Management Shareholders' shares representing approximately 64.0% and 1.4% of the Company's outstanding common stock, respectively (collectively the "Securities Purchases"). As of January 2, 1997, Childs had consummated the Securities Purchases and paid related expenses utilizing (i) $65.4 million of cash equity and (ii) $35.1 million of borrowings under an interim margin loan facility (the "Margin Loan Facility"). On December 23, 1996, in connection with the Securities Purchases, the Company entered into a new term loan (the "New Term Loan") and a new revolving credit facility (the "New Revolving Credit Facility") and used a portion of such facility to refinance existing debt of the Company, including a $16.0 million convertible note held by BCC.

         The New Term Loan is an $8.0 million, five year term facility, which has been fully funded, and the New Revolving Credit Facility is a $30.0 million revolving credit facility, under which $16.5 million was outstanding as of May 3, 1997. The credit facility will mature on December 31, 2001 and borrowings will bear interest rates based upon prime or Eurodollar rates plus an applicable margin.

         On March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering were used to repay borrowings under the Margin Loan Facility, pay the Merger Consideration, repay a portion of the outstanding borrowings under the New Revolving Credit Facility and pay fees and expenses of the acquisition. The following table sets forth the sources and uses of the gross proceeds of the Offering (in thousands):


            Sources of Funds:
                     Senior Notes Offered                    $105,000
                                                             --------
                     Total Sources                           $105,000
                                                             ========

            Uses of Funds:
                     Refinance Margin Loan Facility          $ 35,899
                     Pay Merger Consideration                  51,674
                     Repay New Revolving Credit Facility        6,151
                     Additional cash                            2,645
                     Fee and expenses                           8,631
                                                             --------
                                                             $105,000
                                                             ========


         On May 3, 1997, the Company had working capital of $64.4 million, which was a $0.6 million increase over working capital of $63.8 million on November 2, 1996.

         Net cash used by continuing operations increased from $5.0 million for the first six months of fiscal 1996 to $9.3 million for the first six months of fiscal 1997. This increase is due primarily to increased inventories partially offset by increased accounts payable. The Company received $13.5 million in cash as a result of the sale of Herschel Corporation in the first quarter of fiscal 1996. The Company's capital expenditures were $3.1 million and $3.4 million for the six months of fiscal 1997 and 1996, respectively.

         Seasonality

         Unlike many specialty retailers, histortically the Company has usually generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the third quarter of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the second quarter. The Company expects these trends to continue for the foreseeable future.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

               None

ITEM 2.  CHANGES IN SECURITIES

               None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         The provisions of the New Term Loan and New Revolving Credit Facility include certain financial covenants, including covenants requiring the Company to maintain certain minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the four most recently completed fiscal quarters and to maintain certain maximum ratios of consolidated debt to consolidated EBITDA for the four most recently completed fiscal quarters. For the four fiscal quarter completed May 3, 1997, the Company's consolidated EBITDA and its ratio of consolidated debt to consolidated EBITDA were $19,463,000 and 6.78x, respectively, each determined in accordance with the provisions of the New Term Loan and New Revolving Credit Facility, as compared to $20.9 million and 5.55x as required by the financial covenants.

         As of June 20, 1997, the lenders under the New Term Loan and New Revolving Credit Facility agreed to an amendment to the facilities, effective as of April 30, 1997, reducing the minimum EBITDA requirements and adjusting EBITDA-related ratios for periods ending through April 30, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

         On March 27, 1997, the Company held a special meeting of stockholders pursuant to notice dated March 6, 1997. The purpose for which the meeting was called was to consider and vote upon a proposal to approve and adopt a Merger Agreement dated November 27, 1996, by and among the Company, J.W. Childs Equity Partners, L.P., CT Holding, Inc. and JWC Acquisition I, Inc. The proposal was approved by the following vote:

                                                                 BROKER
          FOR            AGAINST            ABSTAIN             NON-VOTE
       ---------       -----------        -----------         ------------
       9,292,448         21,428              3,450                  0

                                                                         Page 15
ITEM 5.           OTHER INFORMATION

                        None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS - See Index to Exhibits included elsewhere herein.

         (b) FORM 8-K - No reports on Form 8-K were filed during the second quarter of fiscal 1997.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 20, 1997                 Central Tractor Farm & Country, Inc.




                                     /s/ Dean Longnecker
                                     Dean Longnecker
                                     Executive Vice President, Finance and
                                     Chief Financial Officer

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                INDEX TO EXHIBITS




EXHIBIT 10.23 Letter Amendment, dated as of April 30, 1997, to Credit Agreement, dated as of December 23, 1996, among the Company, Holding, certain banks, financial institutions and other institutional lenders listed therein, Fleet, as administrative agent, and NationsBank, as Co-agent.

EXHIBIT 11     Statement Re:  Computation of Ratio of Earnings to
               Fixed Charges

EXHIBIT 27 Financial Data Schedule (included in electronic copy only)

EXHIBIT 99     Important Factors Regarding Forward-Looking
               Statements