Form 10-Q
period 1997-08-02
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1997-09-16
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  -------------

                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         August 2, 1997

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



                                       CENTRAL TRACTOR FARM & COUNTRY, INC.

                                                       INDEX

PART I.           FINANCIAL STATEMENTS                                                           PAGE

 ITEM 1.          FINANCIAL STATEMENTS

         Condensed consolidated balance sheets, August 2, 1997
         (unaudited) and November 2, 1996.........................................................3

         Condensed consolidated statements of income (unaudited),  for the three months and nine months ended August 2, 1997 and the
         three months and nine months ended July 27, 1996.........................................4

         Condensed consolidated statements of cash flows (unaudited), nine months ended August 2, 1997 and July 27, 1996.......................................5

         Notes to consolidated financial statements (unaudited)...................................6

 ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS..................................................................10

PART II.          OTHER INFORMATION

 ITEM 1.          LEGAL PROCEEDINGS..............................................................14

 ITEM 2.          CHANGES IN SECURITIES..........................................................14

 ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...............................................................14

 ITEM 5.          OTHER INFORMATION..............................................................14

 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...............................................14

 INDEX TO EXHIBITS...............................................................................16



CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)

                                                                    SUCCESSOR   |  PREDECESSOR
                                                                    ----------  |  -----------
                                                                     August 2,  |   November 2,
                                                                       1997     |      1996
                                                                    ----------  |  -----------
                                                                    (unaudited) |    (Note)
                                                                                |
ASSETS                                                                          |
    Current assets:                                                             |
       Cash and cash equivalents                                    $     4,450 |  $     3,809
       Trade receivables, net                                             6,672 |          992
       Inventory                                                        216,759 |      107,203
       Other                                                              4,279 |        2,368
                                                                    ----------- |  -----------
    Total current assets                                                232,160 |      114,372
                                                                                |
    Property, improvements and equipment, net                            41,959 |       24,457
    Goodwill, net                                                       138,127 |       19,018
    Other assets                                                          6,155 |        1,391
                                                                    ----------- |  -----------
    Total assets                                                    $   418,401 |  $   159,238
                                                                    =========== |  ===========
                                                                                |
                                                                                |
LIABILITIES AND STOCKHOLDERS' EQUITY                                            |
    Current liabilities:                                                        |
       Note payable to bank                                         $    64,900 |  $     3,669
       Current portion of long-term debt                                  3,000 |            0
       Accounts payable                                                  47,357 |       41,081
       Accrued expenses and other liabilities                            25,169 |        5,819
                                                                    ----------- |  -----------
    Total current liabilities                                           140,426 |       50,569
                                                                                |
    Long-term debt, less current portion                                152,000 |       16,000
    Other long-term liabilities                                           5,756 |        2,606
                                                                    ----------- |  -----------
    Total liabilities                                                   298,182 |       69,175
                                                                                |
    Stockholders' equity:                                                       |
       Preferred stock,$.01 par value: Authorized                               |
             shares - 0  in 1997 and -5,000,000 in 1996; none                   |
             issued and outstanding                                        --   |         --
       Common stock, $.01 par value: Authorized                                 |
             shares-3,000 in 1997  and 45,000,000 in 1996; issued               |
             and outstanding shares-100 in 1997 and  10,589,082            --   |          106
             in 1996                                                            |
       Stock warrant outstanding                                              0 |          665
       Additional paid in capital                                       118,182 |       69,709
       Retained earnings                                                  2,037 |       19,583
                                                                    ----------- |  -----------
    Total stockholders' equity                                          120,219 |       90,063
                                                                    ----------- |  -----------
    Total liabilities and stockholders' equity                      $   418,401 |  $   159,238
                                                                    =========== |  ===========

    Note:    The  balance  sheet  at  November  2,  1996 has been  derived  from the  audited financial  statements  at that date but does not include all of the  information and footnotes required by generally accepted accounting  principles for complete financial statements.


          See accompanying notes to consolidated financial statements.


CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands)


                                                                  Three months ended
                                            ----------------------------------------------------------
                                                 SUCCESSOR      |                         PREDECESSOR
                                            ------------------  |                     ----------------
                                            Three months ended  |                     Nine months ended
                                              August 2, 1997    |                        July 27, 1996
                                            ------------------  |                     -----------------
                                                                |
Net sales                                        $129,216       |                           $ 86,169
Cost of sales                                      92,567       |                             60,752
                                                 --------       |                           --------
Gross profit                                       36,649       |                             25,417
                                                                |
Selling, general and administrative expense        26,414       |                             18,217
Amortization of intangibles                           716       |                                228
                                                 --------       |                           --------
Operating income                                    9,519       |                              6,972
                                                                |
Interest expense                                    6,921       |                                360
                                                 --------       |                           --------
Income before income taxes                          2,598       |                              6,612
Income taxes                                        1,293       |                              2,675
                                                 --------       |                           --------
Net income                                       $  1,305       |                           $  3,937
                                                 ========       |                           ========
Ratio of earnings to fixed                                      |
  charges                                          1.4 x        |                             8.7 x
                                                 ========       |                           ========

                                                                 Nine months ended
                                            ------------------------------------------------------------
                                                 SUCCESSOR      |     PREDECESSOR         PREDECESSOR
                                            -----------------   |  ----------------  --------------------
                                            March 27, 1997 to   |    Nov 3, 1996 to    Nine months ended
                                              August 2, 1997    |   March 26, 1997       July 27, 1996
                                            -----------------   |  ----------------  --------------------
                                                                |
Net sales                                       $ 164,384       |     $ 106,048            $ 219,125
Cost of sales                                     117,100       |        75,281              155,601
                                                ---------       |     ---------            ---------
Gross profit                                       47,284       |        30,767               63,524
                                                                |
Selling, general and administrative expense        34,010       |        29,045               49,934
Amortization of intangibles                           923       |           415                  670
                                                ---------       |     ---------            ---------
Operating income                                   12,351       |         1,307               12,920
                                                                |
Interest expense                                    8,398       |         3,188                1,204
                                                ---------       |     ---------            ---------
Income (loss) before income taxes                   3,953       |        (1,881)              11,716
Income taxes (credits)                              1,916       |          (634)               4,815
                                                ---------       |     ---------            ---------
Net income (loss)                               $   2,037       |     ($  1,247)           $   6,901
                                                =========       |     =========            =========
Ratio (deficiency) of earnings to fixed                         |
  charges                                         1.4 x         |       (.5 x)                 5.5 x
                                                =========       |     =========            =========



          See accompanying notes to consolidated financial statements.


CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
         (In thousands )

                                                              SUCCESSOR      |      PREDECESSOR               PREDECESSOR
                                                           ---------------   |    --------------          ------------------
                                                           May 4, 1997 to    |    Nov 3, 1996 to           Nine months ended
                                                           August 2, 1997    |    March 26, 1997             July 27, 1996
                                                           ---------------   |    --------------          ------------------
Operating Activities                                                         |
Net income (net loss)                                          $   2,037     |      $   (1,247)              $   6,901
Adjustments to reconcile net income to net                                   |
     cash provided by (used in) operations:                                  |
     Depreciation and amortization                                 2,696     |           1,904                   2,899
     Changes in operating assets and liabilities                  (4,702)    |         (12,916)                 (7,334)
                                                               ---------     |       ---------               ---------
Net cash  provided by (used in ) continuing operations                31     |         (12,259)                  2,466
Net cash provided by (used in)  discontinued operations             --       |            --                    13,520
                                                               ---------     |       ---------               ---------
Net cash provided by (used in) operating activities                   31     |         (12,259)                 15,986
                                                                             |
Investing activities                                                         |
                                                                             |
     Purchases of property, improvements and equipment            (1,501)    |          (2,419)                 (5,850)
     Cost of acquiring outstanding common                           --       |            --                      --
         stock from predecessor shareholders                    (293,903)    |            --                    (4,984)
     Other                                                           446     |          (1,338)                    140
                                                               ---------     |       ---------               ---------
Net cash provided by (used in) investing activities             (294,958)    |          (3,757)                (10,694)
                                                                             |
Financing activities                                                         |
                                                                             |
     Proceeds from the issuance of common stock                  118,920     |
     Net borrowings (repayments) under line of credit and                    |
       margin loan facility                                       31,987     |          29,244                  (4,146)
     Payments on long-term debt                                   (8,000)    |         (16,000)                    (17)
     Proceeds from issuance of long term debt                    163,000     |            --                      --
       credit, term loan and Senior Notes                         (7,521)    |            --                      --
     Other                                                          (229)    |             183                     (18)
                                                               ---------     |       ---------               ---------
Net cash provided by (used in) financing activities              298,157     |          13,427                  (4,181)
                                                                             |
Net increase(decrease) in cash and cash equivalents            $   3,230     |       $  (2,589)              $   1,111
                                                               =========     |       =========               =========
                                                                             |
Cash and cash equivalents at beginning of period                   1,220     |           3,809                   3,094
Cash and cash equivalents at end of period                     $   4,450     |       $   1,220               $   4,205
                                                               =========     |       =========               =========


          See accompanying notes to consolidated financial statements.

                       CENTRAL TRACTOR FARM & COUNTRY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. PRESENTATION OF FINANCIAL INFORMATION

The condensed unaudited financial statements have been prepared by Central Tractor Farm & Country, Inc. ("CT" or "the Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions for the Securities and Exchange Commission's Form 10-Q and
Article 10 of Regulation S-X, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

As a result of the acquisition of the Company discussed in Note 3 below, effective March 27, 1997, a new basis of accounting has been reflected in the Company's financial statements reflecting the fair values for the Company's assets and liabilities at that date ("Successor"). The financial statements of the Company for periods prior to March 27, 1997 are presented on the historical cost basis of accounting ("Predecessor"). A line has been placed in the financial statements to distinguish between Predecessor and Successor activity.

NOTE 2. ACQUISITION OF COUNTRY GENERAL, INC.

On July 3, 1997, the Company acquired all of the outstanding stock of Country General, Inc. ("CG") from ConAgra, Inc. ("ConAgra") in exchange for $135,000,000 in cash, subject to post-closing adjustment (the "Acquisition"). As a result of the Acquisition CG became a wholly-owned subsidiary of CT. At the time of the Acquisition, CG operated a chain of 114 stores, located primarily in the Midwest, offering merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, clothing and lawn and garden products. Substantially all of the CG stores are located in markets not currently served by CT stores. The Company presently intends to continue to operate substantially all of the CG stores under their current format.

The Company funded the acquisition price in part from a $49,750,000 equity contribution it received from its sole shareholder, CT Holding, Inc ("Holding"), and in part from funds drawn under an amendment and restatement of the Company's Credit Agreement with Fleet National Bank, as administrative agent for the banks, financial institutions and other institutional lenders party thereto (the "New Credit Facility"). Among other things, the amendment and restatement of the New Credit Facility increased the aggregate principal amount of the facility from $38,000,000 to $150,000,000 consisting of a $50,000,000 term loan facility and a $100,000,000 revolving credit facility.

The acquisition is accounted for as a purchase and was included in the results of operations from the date of purchase. The net assets purchased are as follows (in thousands):

Inventories                                                    $ 101,744
Accounts receivables net of allowances for doubtful accounts       5,795
Property and equipment                                            16,708
Other assets                                                         902
Accounts payable and accrued expenses                            (40,242)
Goodwill                                                          51,706
                                                               ---------
Purchase price of $135.0 million plus acquisition costs        $ 136,613
                                                               =========


NOTE 3. ACQUISITION OF COMPANY BY J.W. CHILDS

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

Concurrent with the execution of the Merger Agreement, Childs entered into agreements (the "Securities Purchase Agreements") with BCC and with certain members of the company's management (the "Management Shareholders") pursuant to which Childs agreed to purchase at a price of $14.00 per share 100% of BCC's shares and 36.4% of the Managements Shareholders' shares representing approximately 64.0% and 1.4% of the Company's outstanding common stock, respectively (collectively the "Securities Purchases"). As of January 2, 1997, Childs had consummated the Securities Purchases and paid related expenses utilizing (i) $65.4 million of cash equity and (ii) $35.1 million of borrowings under an interim margin loan facility (the "Margin Loan Facility"). In connection with the Securities Purchases, the Company entered into a term loan and a revolving credit facility and used a portion of such facilities to refinance existing debt of the Company, including a $16.0 million convertible note held by BCC. This term note and revolving credit facility was amended at the time of the Country General acquisition (See Note 2.).

On March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering were used to repay borrowings under the Margin Loan Facility, pay the Merger Consideration, repay a portion of the outstanding borrowings under the New Revolving Credit Facility and pay fees and expenses of the acquisition.

The acquisition of the Company was accounted for as a purchase. The total purchase price (for which certain costs and expenses have been estimated) has been allocated to the tangible and intangible assets and the liabilities of the Company based upon their respective fair values. The Company does not anticipate that there will be any material final adjustments to the purchase price or the fair value allocation. The cost of the acquisition over the allocated fair value of the underlying tangible net assets is as follows (in thousands):

Cost of acquiring the outstanding common stock of the
  Company from Predecessor shareholders                       $159,903
Fair value of underlying tangible net assets                    72,630
                                                              --------
Excess of cost of acquisition over the allocated fair value
  of the underlying tangible net assets                       $ 87,273
                                                              ========

NOTE 4. ACQUISITION OF BIG BEAR FARM STORES, INC.

On May 31, 1996, the Company acquired 31 retail stores and related net operating assets from Big Bear Farm Stores, Inc. ("Big Bear"), an agricultural specialty retailer. The transaction was accounted for as a purchase.

Big Bear's accounts and transactions are included in the accompanying condensed financial statements from the date of acquisition.

NOTE 5. PRO FORMA RESULTS

Pro forma results of operations presented below is based on the historical financial statements of the Company included in this Form 10-Q filing, adjusted to give effect to: (i) the acquisition of 31 stores and certain net operating assets from Big Bear by the Company described in Note 4; (ii) the acquisition of the Company by Childs and the Senior Note offering described in Note 3; and
(iii) the acquisition of Country General by the Company (iv) the debt financing arrangements relating acquisitions, and debt repayment described in Note 6, as though these transactions had occurred on October 29, 1995.

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

                                 Pro Forma Results of Operations

                        Three Months Ended             Nine Months Ended
                  --------------------------      --------------------------
                     Aug 2,         July 27,         Aug 2,        July 27,
                      1997           1996            1997            1996
                  -----------     ----------      ---------       ----------
                                       (In thousands)

Net sales          $188,664        $177,720        $461,428        $467,457

Operating income     16,430          14,250          29,477          23,726

Net loss              7,284           5,246           7,675           4,186


NOTE 6. NEW CREDIT FACILITY

On July 3, 1997, the Company entered into an amended and restated Credit Facility which consists of an $50.0 million, six-year term loan facility, which was fully funded, and a $100.0 million revolving credit facility under which $64.9 million was outstanding as of August 2, 1997. The amounts originally funded and drawn under the Credit Facility were used, in part, to repay outstanding borrowings under the Company's prior line of credit agreement.

The Credit Facility will mature on June 30, 2003. Borrowings under the Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. At August 2, 1997, the interest rate on the Term Loan was 8.0% and the interest rate on the Revolving Credit Facility was 9.5%.

The term loan must be repaid in semiannual installments beginning December 31, 1997, plus annual prepayments based on the Company's excess cash flow, as defined. The installments are as follows:

         DATE                                          AMOUNT
         ----                                          ------
December 31, 1997                                    $1,500,000
June 30, 1998                                        $1,500,000
December 31, 1998                                    $1,500,000
June 30, 1999                                        $1,500,000
December 31, 1999                                    $3,000,000
June 30, 2000                                        $3,000,000
December 31, 2000                                    $4,000,000
June 30, 2001                                        $4,000,000
December 31, 2001                                    $6,000,000
June 30, 2002                                        $6,000,000
December 31, 2002                                    $9,000,000
June 30, 2003                                        $9,000,000

The Credit Facility agreement contains covenants which require the Company to maintain a minimum; consolidated net worth; earnings before taxes, interest, depreciation and amortization (EBITDA); ratio of EBITDA to cash interest payable; and ratio of debt to EBITDA. The covenants also restrict, among other things, the payment of dividends, incurrence of debt, and disposition of assets.

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


ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Third Quarter of Fiscal 1997 Compared to Third Quarter of Fiscal 1996

Sales for the third quarter of fiscal 1997 were $129.2 million, an increase of $43.1 million, or 50.0 %, as compared to total sales for third quarter of fiscal 1996 of $86.1 million. This increase was due to $32.7 million in net sales from Country General, seven new stores opened during the first, second and third quarter of fiscal 1997 and thirty-one stores acquired during fiscal 1996, partially offset by comparable store sales decrease of 1.3%. The decrease in comparable store sales was primarily the result of a cool spring followed by a dry summer in the Northeast where the majority of the comparable stores are located.

Gross profit for the third quarter of fiscal 1997 was $36.6 million, an increase of $11.2 million or 44.2%, as compared to $25.4 million for the third quarter of fiscal 1996. Gross profit as a percentage of sales was 28.4% for the third quarter of fiscal 1997, as compared to 29.5% for the third quarter of fiscal 1996. The additional sales from Country General generated $9.2 million in additional gross margin at 28.0%. Central Tractor sales generated $27.5 in gross margin at 28.5%. The decrease in Central Tractor's margins is primarily the result of additional promotional activity during the quarter.

Selling, general and administrative (SGA) expenses for the third quarter of fiscal 1997 were $26.4 million, an increase of $8.2 million, or 44.9%. Country General accounted for $6.5 million or 35.6% of the increase. The remaining increase is due primarily to the new store opening, Big Bear Acquisition and pre opening store costs partially offset by decreased comparable store costs. SGA expenses as a percentage of sales decreased to 20.4% for the third quarter of fiscal 1997 as compared to 21.1% for the third quarter of fiscal 1996., due primarily to the inclusion of Country General. Country General's SGA expenses as a percent to sales is 19.8%. Central Tractor's SGA of 20.7% is up slightly because of reduced sales in comparable stores.

Amortization expenses for the quarter has increased .5 million because of the additional goodwill arising form the acquisition of the Company by J.W. Childs and the purchase of Country General.

Operating income for the third quarter of fiscal 1997 was $9.5 million, an increase of $2.5 million, or 35.7%. as compared to $7.0 million for the third quarter of fiscal 1996. Operating income as a percentage of sales decreased to 7.4% for the third quarter of fiscal 1997 from 8.1% for the third quarter of fiscal 1996. The decrease primarily was the result of the factors affecting sales, gross profit and SGA as discussed above.

Interest expense for the third quarter of fiscal 1997 was $6.9 million, an increase of $6.5 million as compared to $ .4 million for the third quarter of fiscal 1996. The increase is attributed primarily to the placement of the $105.0 million in Senior Notes, the additional borrowing of $86.8 to purchase Country General and acquisition related financing and interest costs of $2.4 million.

Income taxes (credits) for the third quarter of fiscal 1997 were $1.3 million, a decrease of $1.4 million as compared to $2.7 million third quarter of fiscal 1996. Income tax as a percentage of pretax earnings was 49.8% in 1997, compared to 40.4% in 1996. The change is due primarily to the effect of a proportionately high amount of non-deductible goodwill amortization.

Net income from operations for the third quarter of fiscal 1997 was $1.3 million, a decrease of $2.6 million as compared to $3.9 million for the third quarter of fiscal 1997 as a result of the factors discussed above.

Nine Months Ended August 2, 1997 Compared to Nine Months Ended July 27, 1996

Sales for the nine months ended August 2, 1997 were $270.4 million, an increase of $51.3 million, or 23.4%, as compared to total sales for the nine months ended July 27, 1996 of $219.1 million. This increase was due to $32.7 million in net sales from Country General, seven new stores opened during the first, second and third quarter of fiscal 1997 and thirty-one stores acquired during fiscal 1996, partially offset by comparable store sales decrease of 5.3%. The decrease in comparable store sales was primarily the result of mild winter conditions, a cool spring followed by a dry summer in the Northeast where the majority of the comparable stores are located and the elimination of two promotional events run during the first quarter of fiscal 1996.

Gross profit for the nine months ended August 2, 1997 was $78.1 million, an increase of $14.6 million or 22.9%, as compared to $63.5 million for the nine months ended July 27, 1996. Gross profit as a percentage of sales was 28.9% for fiscal 1997, as compared to 29.0% for fiscal 1996. The additional sales from Country General generated $9.1 million in additional gross margin at 28.0%. Central Tractor sales generated $68.9 in gross margin at 28.9%. The decrease in margins is primarily the result of including Country General at the reduced margin.

Selling, general and administrative (SGA) expenses for the nine months ended August 2, 1997 was $63.1 an increase of $13.1 million, or 26.3%. Country General accounted for $6.5 million or 13.0% of the increase. The remaining increase is due primarily to the new store opening, Big Bear Acquisition and pre opening store costs being offset by decreased comparable store costs. SGA expenses as a percentage of sales increased to 23.3% for fiscal 1997 as compared to 22.8% due primarily to proportionately higher levels of SGA expense in stores opened and acquired during fiscal 1996 and reduced sales in comparable stores.

Amortization expenses for the quarter has increased $.7 million because of the additional goodwill arising form the acquisition of the Company by J.W. Childs and the purchase of Country General.

Operating income for the nine months ended August 2, 1997 was $13.7 million, an increase of $.8 million, 5.7%. as compared to $12.9 million for the nine months ended July 27,1996. Operating income as a percentage of sales decreased to 5.1% for fiscal 1997 from 5.9% for fiscal 1996. The decrease primarily was the result of the factors affecting sales, gross profit and SGA as discussed above.

Interest expense for the nine months ended August 2, 1997 was $11.6 million, an increase of $10.4 million as compared to $ 1.2 million for nine months ended July 27, 1997. The increase is attributed primarily to the placement of the $105.0 million in Senior Notes, the additional borrowing of $86.8 to purchase Country General and acquisition related financing and interest costs of $4.6 million.

Income taxes for nine months ended August 2, 1997 were $1.3 million, a decrease of $3.5 million as compared to $4.8 million for nine months ended July 27,1996. Income tax as a percentage of pretax earnings was 61.9% in 1997, compared to 41.1% in 1996. The change is due primarily to the effect of a proportionately high amount of non-deductible goodwill amortization.

Net income from operations for the nine months ended August 2, 1997 was $.8 million, a decrease of $6.1 million as compared to $6.9 million for fiscal 1996 as a result of the factors discussed above.

Liquidity and Capital Resources

On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the "Merger Agreement") with J.W. Childs Equity Partners, L.P. and two of its affiliates (collectively "Childs") that provided for the acquisition of the Company by Childs in a two-stage transaction. The Merger Agreement provided that following the acquisition by Childs of all of the Company shares held by affiliates of Butler Capital
Corporation ("BCC"), an affiliate of Childs would merge with and into the Company held by public shareholders ("Merger Consideration") for $14.25 per share in cash.

Concurrent with the execution of the Merger Agreement, Childs entered into agreements (the "Securities Purchase Agreements") with BCC and with certain members of the company's management (the "Management Shareholders") pursuant to which Childs agreed to purchase at a price of $14.00 per share 100% of BCC's shares and 36.4% of the Management Shareholders' shares representing approximately 64.0% and 1.4% of the Company's outstanding common stock, respectively (collectively the "Securities Purchases"). As of January 2, 1997, Childs had consummated the Securities Purchases and paid related expenses utilizing (i) $65.4 million of cash equity and (ii) $35.1 million of borrowings under an interim margin loan facility (the "Margin Loan Facility) on December 23, 1996. In connection with the Securities Purchases, the Company entered into a term loan and a revolving credit facility and used a portion of such facility to refinance existing debt of the Company, including a $16.0 million convertible note held by BCC. This term loan and revolving credit facility was amended at the time of the Country General acquisition. (See Note 2)

On March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering were used to repay borrowings under the Margin Loan Facility, pay the Merger Consideration, repay a portion of the outstanding borrowings under the New Revolving Credit Facility and pay fees and expenses of the acquisition. The following table sets forth the sources and uses of the gross proceeds of the Offering (in thousands):

       Sources of Funds:
                Senior Notes Offered                    $105,000
                Total Sources                           $105,000

       Uses of Funds:
                Refinance Margin Loan Facility          $ 35,899
                Pay Merger Consideration                  51,674
                Repay New Revolving Credit Facilities      6,151
                Additional cash                            2,645
                Fee and expenses                           8,631
                                                        --------
                                                        $105,000


On July 3, 1997, the Company acquired all of the outstanding stock of Country General, Inc. ("CG") from ConAgra, Inc. ("ConAgra") in exchange for $135,000,000 in cash, subject to post-closing adjustment (the "Acquisition"). As a result of the Acquisition CG became a wholly-owned subsidiary of CT. At the time of the Acquisition, CG operated a chain of 114 stores, located primarily in the Midwest, offering merchandise oriented to farm and country living , including animal care products, farm and ranch supplies, clothing and lawn and garden products, Substantially all of the CG stores are located in markets not currently served by CT stores. The Company presently intends to continue to operate substantially all of the CG stores under their current format.

The  Company  funded the  acquisition  price in part from a  $49,750,000  equity contribution it received from its sole shareholder, CT Holding, Inc. ("Holding"), and in part from funds drawn under an amendment and restatement of the Company's Credit Agreement with Fleet National Bank, as administrative agent for the banks, financial institutions and other institutional lenders party thereto (the "New Credit Facility"). Among other things, the amendment and restatement of the New Credit Facility increased the aggregate principal amount of the facility from $38,000,000 to $150,000,000, consisting of a $50,000,000 term loan facility ("New Term Loan") and a $100,000,000 revolving credit facility ("New Revolving Credit Facility").

The proceeds to the Company from the July 3, 1997 refinancing was $159.1 million before commissions and estimated expenses of the offering. The proceeds were used to repay borrowings from the December 23, 1996 Credit Facility, purchase Country General and pay financing fees:

         Sources of Funds:
           Equity investment                            $ 49,750
           Senior debt financing                          50,000
           Senior revolver financing                      59,369
                                                        --------
                                                        $159,119
                                                        --------

         Uses of Funds:
           Repayment of existing credit facilities      $ 19,869
           Purchase of Country General stock             135,000
           Fees and expenses including $2,637 charged
              operations                                   4,250
                                                        --------
                                                        $159,119
                                                        --------

The New Term Loan is a $ 50.0 million, 6 year term facility, which has been fully funded and the New Revolving Credit Facility is $100.0 million revolving credit facility, under which $64.9 million was out standing as of August 2, 1997. The credit facility will mature June 30, 2003.

On June 6, 1997, the holders of CT Holding, Inc.'s outstanding Series B 13% Senior Redeemable Exchangeable Pay- In-Kind Preferred Stock exchanged the preferred stock, including accrued dividends for $10.6 million of CT Holding's 13% Subordinated Notes.

On August 2, 1997, the Company had working capital of $107.5 million, which was a $43.7 million increase over working capital of $63.8 million on November 2, 1996.

Net cash provided (used) by continuing operations decreased from $2.5 million for the first nine months of fiscal 1996 to $(12.2) million for the first six months of fiscal 1997. This increase in cash used is due primarily to increased inventories partially offset by increased accounts payable. The Company received $13.5 million in cash as a result of the sale of Herschel Corporation in the first quarter of fiscal 1996. The Company's capital expenditures were $3.9 million and $5.9 million for the nine months of fiscal 1997 and 1996, respectively.

Seasonality

Unlike many specialty retailers, historically the Company has usually generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the third quarter of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the second quarter. The Company expects these trends to continue for the foreseeable future.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                       None

ITEM 5.           OTHER INFORMATION                                      None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS - See Index to Exhibits included elsewhere herein.

         (b)      FORM 8-K - The Company filed a Form 8-K dated July 3, 1997 to report its acquisition of CG.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 16, 1997               Central Tractor Farm & Country, Inc.



                                         /s/ Dean Longnecker
                                         Dean Longnecker
                                         Executive Vice President and
                                         Chief Operations Officer

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                INDEX TO EXHIBITS





EXHIBIT 11   Statement Re:  Computation of Ratio of Earnings to
             Fixed Charges

EXHIBIT 27   Financial Data Schedule (included in electronic copy only)

EXHIBIT 99   Important Factors Regarding Forward-Looking Statements