Form 10-K
period 1997-11-01
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1998-01-30
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K



         Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

 X        For the fiscal year ended November 1, 1997

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

        Securities registered pursuant to Section 12(g) of the Act: None


                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         All of the registrant's stock (100 shares as of January 30, 1998) is held by CT Holding, Inc. and is not publicly traded.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                         FOR YEAR ENDED NOVEMBER 1, 1997



                                                                            Page
PART I

Item 1.    Business.......................................................... 1
Item 2.    Properties........................................................ 8
Item 3.    Legal Proceedings................................................. 8
Item 4.    Submission of Matters to a Vote of Security-Holders............... 9

PART II

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters........................................... 10
Item 6.    Selected Financial Data.......................................... 10
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 11
Item 8.    Financial Statements and Supplementary Data...................... 15
Item 9.    Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure.......................................... 15

PART III

Item 10.   Directors and Executive Officers of the Registrant............... 16
Item 11.   Executive Compensation........................................... 18
Item 12.   Security Ownership of Certain Beneficial Owners and Management... 20
Item 13.   Certain Relationships and Related Transactions................... 20

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 21

     References herein to "fiscal" years are references to Central Tractor Farm & Country, Inc.'s 52- or 53-week fiscal year, which ends on the Saturday nearest October 31 in that year.

ITEM 1. BUSINESS

Overview

     Central Tractor Farm & Country, Inc., a Delaware corporation, along with its subsidiary Country General, Inc., (collectively the "Company" or "CT"), is an agricultural specialty retailer with 228 stores (as of December 31, 1997)
serving the agricultural, hardware and related needs of rural consumers, especially part-time and full-time farmers, hobby gardeners, skilled tradespersons and do-it-yourself ("DIY") customers. CT was founded in 1935 and has established itself as a market leader in the agricultural specialty market, having strong name recognition and a loyal customer base. The Company's stores offer a wide selection of agricultural products such as tractor parts and accessories, feed, fencing materials and animal health supplies, specialty hardware and paint, lawn and garden items, rural automotive parts and accessories, workwear, pet supplies and general consumer merchandise. The
Company has also established national visibility for its products and services through its catalog operation, which has an annual circulation of approximately 685,000.

Acquisition of the Company by J.W. Childs

     On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the "Merger Agreement") with J.W. Childs Equity Partners, L.P. and two of its affiliates (collectively "Childs") that provided for the acquisition of the Company by Childs in a two-stage transaction (the "Acquisition"). The Merger Agreement provided that following the acquisition by Childs of all of the Company shares held by affiliates of Butler Capital Corporation (collectively, "BCC"), an affiliate of Childs would merge with and into the Company (the "Merger") and Childs would acquire the remaining shares of the Company held by public shareholders ("Merger Consideration") for $14.25 per share in cash. The Merger was completed on March 27,1997.

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

     As of January 2, 1997, Childs had consummated the Securities Purchases and paid related expenses utilizing (i) $65.4 million of cash equity and, (ii) $35.1 million of borrowings under an interim margin loan facility (the "Margin Loan Facility"). In connection with the Securities Purchases, the Company entered into a term loan and a revolving credit facility (the "New Credit Facility") and used a portion of such facilities to refinance existing debt of the Company, including a $16.0 million convertible note held by BCC. The New Credit Facility was amended at the time of the Country General acquisition discussed below. See "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     On March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering were used to repay borrowings under the Margin Loan Facility, pay the Merger Consideration, repay a portion of the outstanding borrowings under the New Credit Facility and pay fees and expenses of the Acquisition.

     The Acquisition was accounted for as a purchase. The total purchase price has been allocated to the tangible and intangible assets and the liabilities of the Company based upon their respective fair values. The cost of the Acquisition over the allocated fair value of the underlying tangible net assets is as follows (in thousands):


Cost of acquiring the outstanding common stock of the Company
  from predecessor shareholders                                         $159,393
Fair value of underlying tangible net assets                              70,267
                                                                        --------
Excess of cost of acquisition over the allocated fair value
  of the underlying tangible net assets                                 $ 89,126
                                                                        ========

     As a result of the Acquisition, the Company is wholly-owned subsidiary of CT Holding, Inc. ("Holding"), an affiliate of Childs, and a new basis of accounting has been reflected in the Company's financial statements reflecting the fair values for the Company's assets and liabilities as of March 27, 1997. The financial statements of the Company for periods prior to March 27, 1997, are presented on the historical cost basis of accounting.

Acquisitions

     Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. ("Country General") for approximately $137.0 million (including related costs and expenses) in cash, subject to post-closing adjustment (the "Country General Acquisition"). Country General operates a chain of 114 agricultural specialty retail stores. The Company funded the acquisition price in part from a $49.75 million cash equity contribution from Holding, and the remainder from funds drawn under the amended and restated New Credit Facility (see "Item 7. Managements Discussion and Analysis of
Financial   Condition   and  Results  of  Operations  -  Liquidity  and  Capital
Resources").

     The Country General Acquisition was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values, as follows (in thousands):

         Total purchase price                                        $136,995
         Fair value of underlying tangible net assets                  88,756
                                                                     --------
         Excess of cost of acquisition over the allocated
            fair value of the underlying tangible net assets         $ 48,239
                                                                     ========

     In May 1997, the Company acquired 4 retail stores and certain net operating assets from Donald A. Walsh, Inc. ("Walsh"), a privately owned specialty retailer for approximately $2.5 million. The transaction was accounted for as a purchase.

     The results of operations of Country General and Walsh are included in the accompanying consolidated statements of income from the respective date of purchase.

Expansion Plan

     Since the beginning of fiscal 1993, the Company has increased the number of its retail stores from 47 to 228. From fiscal 1993 through fiscal 1995, the Company opened twenty new stores, acquired two stores and closed three stores. In fiscal 1996, the Company opened 14 new stores and acquired 31 stores from Big Bear Farm Stores, Inc. ("Big Bear"). In fiscal 1997, the Company opened 4 new stores and acquired 118 stores primarily through the Country General Acquisition. Five stores were closed in 1997.

     The integration of the Big Bear stores into the Company's systems was completed during fiscal 1997. The Company plans to complete the integration of the Country General stores into the Company's systems during fiscal 1998. The Company plans to add an additional 20 stores in both fiscal 1999 and fiscal 2000 through further penetration of the

Northeastern and Midwestern United States markets and through expansion into the Southeastern United States. Management intends to achieve this growth through new store openings and selective acquisitions. On a preliminary basis, the Company has identified potential new markets outside of its existing markets that management believes are attractive candidates for one or more new CT stores. The number of actual new CT store openings in the next three years may differ materially from the Company's current projections if the Company makes a major acquisition or is unable to find attractive store locations to rent at reasonable prices, negotiate acceptable lease terms or acquire small regional farm store chains at reasonable prices.

     The Company seeks to locate stores in high traffic shopping districts whenever possible in order to attract customers who prefer to do much of their shopping at one time and place. As with the majority of its existing stores, the Company intends to lease its new stores. The estimated cash required to open a new, leased, large prototype store (approximately 22,000 square feet) is $850,000 and the estimated cash required to open a new, leased, small prototype store (approximately 11,000 square feet) averages $600,000 (in each case, including inventory net of accounts payable and excluding an average of approximately $125,000 in pre-opening expenses). Of these estimated cash expenditures, approximately half is used for initial inventory (net of accounts payable), and the balance is used for capital expenditures, principally leasehold improvements, fixtures and equipment.

     The Company also intends to continue to opportunistically relocate existing stores. These relocations reflect, in most cases, the expiration of an existing lease coupled with an opportunity to move to a more demographically and/or physically attractive site. The Company relocated one store during fiscal 1997.

Retail Stores

     CT stores focus on agricultural and agricultural related products. The Company segments its merchandising mix into seven key product categories: agricultural products (including tractor parts and accessories), specialty hardware, lawn and garden products, workwear products, rural automotive parts and accessories, pet supplies and general consumer products. Sale of agricultural and related products represent approximately 60% of CT's total net sales. The growth and percentage of total store sales for each retail product category for fiscal 1997, fiscal 1996, and fiscal 1995, and a description of each product category, are set forth below:

                                                       Fiscal Year
                                              -----------------------------

                                              1997        1996         1995
                                              ----        ----        ----

Agricultural (including tractor parts         26.8%       24.0%       23.2%
   and accessories)
Specialty Hardware                            17.7%       20.6%       21.6%
Lawn & Garden                                 18.4%       19.6%       19.3%
Workwear                                       9.3%        8.4%        7.3%
Rural Automotive Parts & Accessories          14.3%       14.8%       16.0%
Pet Supplies                                   6.6%        6.3%        5.4%
General Consumer                               6.9%        6.3%        7.2%
                                             -----       -----       -----
                                             100.0%      100.0%      100.0%
                                             =====       =====       =====

     Agricultural Products. CT stores' agricultural product line consists of approximately 6,000 stock keeping units ("SKUs") supplying the needs of the part-time and full-time farmer, including tractor parts, tillage and harvesting parts, fencing materials and animal health supplies. This product line consists largely of consumable products and other items requiring replacements on a regular basis. This product line accounted for $110.5 million, $67.3 million and $55.9 million of the Company's total revenue in fiscal years 1997, 1996 and 1995, respectively. CT emphasizes consumable agricultural supplies that are purchased frequently by its customers and does not sell heavy equipment such as tractors or combines.

     Specialty Hardware. CT's speciality hardware line consists of approximately 9,000 SKUs with an emphasis on products with agricultural applications. These products accounted for $72.7 million, $57.9 million and $51.9 million of the Company's total revenue in fiscal years 1997, 1996 and 1995, respectively. CT stores carry a broad range of high-quality hardware with an emphasis on recognized branded professional products, including hand tools, power tools, mechanical tools, electrical products, including outdoor lighting, security lighting and motors, welders, air compressors, generators, paints (as well as a competitively-priced private-label brand), plumbing supplies and heating/energy equipment, including stoves, space heaters and fans.

     Lawn and Garden Products. CT's lawn and garden products consist of approximately 2,000 SKUs, including lawn and garden tools, nursery stock, fertilizers, lawn fencing and weed killers. These products accounted for $75.8 million, $54.8 million and $46.3 million of the Company's total revenue in fiscal years 1997, 1996 and 1995, respectively. To differentiate itself from other retailers, CT also stocks a selection of lawn mowers ranging from competitively priced items to full-featured riding lawn mowers. CT assembles and tests the lawn mowers and sells a full assortment of parts for follow-up service needs. CT stores offer seasonal bedding plants, trees and shrubs in their garden centers.

     Workwear. CT's workwear products, including products sold under the Carhartt, Walls and Iron Age brand names, are targeted at the specialized needs of its outdoor-oriented customers who require high quality functional apparel. This product category consists of approximately 3,000 SKUs, including premium quality insulated outerwear, overalls, flannel shirts and work jeans. These products accounted for $38.1 million, $23.5 million and $17.6 million of the Company's total revenue in fiscal years 1997, 1996, and 1995, respectively. The Company has been expanding its workwear line in its new stores to include quality non-insulated workwear, bib overalls, twill pants and hunting clothing.

     Rural Automotive Parts and Accessories. CT's rural automotive parts and accessories consist of approximately 4,000 SKUs, including a core selection of automotive parts, batteries and accessories for rural vehicles, primarily for pick-up trucks and tractors. The products accounted for $58.6 million, $41.4 million and $38.4 million of the Company's total revenue in fiscal years 1997, 1996 and 1995, respectively. CT also stocks a small assortment of general automotive items as a convenience to its customers, including oil and lubrication products and anti-freeze. In addition to brand name products, certain of the Company's automotive products are offered under CT's own private label.

     Pet Supplies. CT's pet supplies consist of approximately 1,000 SKUs, including dog and cat foods, wild bird feed, and rabbit supplies. These products accounted for $27.2 million, $17.7 million and $13.0 million of the Company's total revenue in fiscal years 1997, 1996, and 1995, respectively. The pet supplies sold by CT include economically priced large sizes, such as 50 pound bags of dog food. Certain of these items are sold under CT's private label. CT has been expanding its pet supplies product category.

     General Consumer Products. CT's general consumer products line consists of approximately 2,000 SKUs, including farm replicas and collectible toys, hunting accessories, camping items and outdoor living needs. These products accounted for $28.3 million, $17.8 million and $17.2 million of the Company's total revenue in fiscal years 1997, 1996, and 1995, respectively. CT stores also offer seasonal merchandise such as charcoal grills and coolers in the summer.

Store Operations

     The Company utilizes large and small store formats in order to enable management to enhance CT's return on investment in light of varying population density. The Company's small stores average 11,000 square feet of indoor selling space and had average comparable store sales of $2.5 million in fiscal 1997. The large stores average 22,000 square feet of indoor selling space and had average comparable store sales of $4.1 million in fiscal 1997. Small stores generally carry a smaller selection of workwear and seasonal and other general consumer products than large stores. In addition, the Company looks for store sites that have 15,000 to 20,000 square feet of outdoor selling space. This outdoor selling space is primarily used for displaying lawn and garden products, fencing, tractor accessories and livestock watering and feeding equipment.

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

     Each store is managed by a store manager who is responsible for all aspects of the store operations, including the hiring and training of store associates, work scheduling, inventory control, expense control, customer service and associate morale. Typically, the store manager is supported by an assistant manager and core department heads, along with an average of 15 sales associates. Store operations are coordinated through seventeen district managers each of whom is currently responsible for seven to twenty-one retail stores. In addition, the Company has developed and implemented consistent store standards, processes and best practices for the chain.

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

Other Operations

     The CT catalog offers a broad assortment of new, used and rebuilt tractor parts and agricultural componentry, including approximately 25,000 SKUs. In fiscal 1997, catalog sales were $7.6 million. The catalog will be distributed nationally to approximately 685,000 households in rural and agricultural communities in fiscal 1998. The breadth of this distribution provides the Company with name recognition among agricultural consumers in areas outside of its core geographical markets. As a consequence, the Company anticipates some customer familiarity with the Company when it expands into new areas.

     The Company also sells tractor parts and other items, on a wholesale basis, to other agricultural retailers and distributors. In recent years, the Company has been reducing the number of products offered and the number of customers served by this unit. In fiscal 1997, the Company's wholesale business generated sales of $3.5 million.

Purchasing and Distribution

     The Company maintains a staff of nine merchandise buyers, each of whom is responsible for specific product categories, at its headquarters in Des Moines, Iowa. The purchasing and inventory control process is controlled centrally by the Company's point of sale ("POS") and automatic replenishment systems. See "-- Corporate Offices and Management Information Systems." The Company purchases its merchandise from approximately 1,500 vendors, none of which accounted for more than 10% of the Company's purchases during fiscal 1997. The Company generally maintains multiple sources of supply for its products in order to minimize the risk of supply disruption and to improve its negotiating position. The Company has no long-term contractual commitments with any of its vendors.

     The Company operates a 135,000 square-foot distribution center in Des Moines, Iowa, a 155,000 square-foot distribution center in Youngstown, Ohio, and a 300,000 square foot distribution center in Grand Island, Nebraska from which it currently supplies the majority of its retail stores' inventory needs. The Des Moines facility is used to handle the small part items and to receive purchases sourced from vendors located in the Midwest. The Youngstown facility serves primarily as a flow-through distribution station. The Grand Island facility primarily services the newly acquired Country General stores. Approximately 35% of total purchases, consisting mainly of high volume commodity items are shipped by vendors directly to individual store locations. Merchandise from the distribution centers is shipped to each store through supply orders generated by an automated replenishment system. The Company transports most of its merchandise to each store once a week from the distribution centers through a major contract carrier. The contract carrier's truck fleet delivers all warehouse shipments and most of the truckloads of merchandise which is shipped directly from vendors to store locations.

     The Company expects that its current distribution facilities will be sufficient to accommodate its planned expansion through fiscal 2000.

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

     The Company has invested considerable resources in its management information and control systems, which were developed beginning in 1981 and have been expanded and improved yearly. These systems provide support for the purchase and distribution of merchandise and help to improve the manner in which CT stores, the corporate offices and distribution centers are operated. All CT stores (including all of the acquired Country General Stores) use the Company's POS system to capture sales information at the SKU level. Through the POS system, the Company can monitor customer purchases and inventory levels with respect to every item of merchandise in each store daily. The Company has implemented scanning capabilities in the receiving process of its distribution centers and currently plans to expand this to the picking and shipping process. Electronic Data Interchange ("EDI") is used to send purchase orders to certain of its largest suppliers. CT intends to expand its use of EDI to communicate invoicing, shipments and sales activity to and from most major suppliers.

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

     Currently, most of the Company's stores do not compete directly in the markets of other agricultural specialty retail chains. However, the Company's expansion plans will likely result in new stores being located in markets currently served by one or more of these chains, and there can be no assurance that these chains, certain of which have announced expansion plans, will not expand into the Company's markets. Expansion by the Company into markets currently served by its competitors or expansion by competitors into the Company's markets could have a material adverse effect on the Company's business, financial condition or results of operation.

     In addition, the Company competes in over 90% of its markets (which the Company defines as a 30 mile radius around a store) with general merchandise retailers and/or home centers and expects these retailers to be in many of the markets targeted for expansion. The Company believes that its merchandise mix and level of customer service successfully differentiate it from general merchandise retailers and home centers, and as a result the Company has to date been able to operate profitably despite competition from general merchandise retailers and home centers. However, in the past certain general merchandise retailers and home centers have modified their product mix and marketing strategies in an apparent effort to compete more effectively in the Company's markets. There can be no assurances that these efforts will not continue or that the Company will continue to be able to compete successfully against current and future competition.

Advertising and Promotions

     The Company's primary advertising occurs through the bi-weekly distribution of approximately 5.0 million color circulars distributed as newspaper inserts, at retail stores and by direct mail. In order to focus its marketing on the many farmers in the Company's markets, the Company also advertises in geographically zoned editions of leading farming industry magazines. In addition, the Company runs periodic special events promoted through local flyers, circulars and radio advertising.

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

Employees

     As of November 1, 1997, CT had approximately 4,500 employees (approximately 2,400 in full-time and approximately 2,100 in part-time positions). The Company believes its relations with its employees is good.

ITEM 2. PROPERTIES

     As of December 31, 1997, the Company had 228 retail stores located in 27 states as follows:

                          State                  Number of Stores

                          Nebraska                     47
                          Iowa                         30
                          New York                     22
                          Pennsylvania                 17
                          Colorado                     15
                          Minnesota                    12
                          South Dakota                 11
                          Georgia                       7
                          Virginia                      7
                          Ohio                          7
                          Kansas                        7
                          Kentucky                      6
                          North Dakota                  5
                          Wisconsin                     5
                          Indiana                       4
                          Maryland                      4
                          Wyoming                       4
                          New Jersey                    3
                          Texas                         3
                          Montana                       2
                          Missouri                      2
                          Oklahoma                      2
                          Tennessee                     2
                          Massachusetts                 1
                          Illinois                      1
                          Vermont                       1
                          Delaware                      1
                                                       --
                          Total                        228
                                                       ===

     The Company owns 55 of the stores and leases the remaining 173 stores. In addition the corporate headquarters and three distribution centers are leased. The Company's corporate headquarters are located adjacent to its distribution center in Des Moines, Iowa. The Company generally negotiates retail store leases with an initial term between five and seven years, with two or three renewal periods of five years each, exercisable at the Company's option. In fiscal 1997, the Company paid an average of $5.63 per square foot in retail store occupancy expenses, including rent, taxes, common area charges, repairs and maintenance. Rent expenses generally do not vary based on sales, and generally increase 10-15% at the beginning of each option period.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been notified by the U.S. Environmental Protection Agency that it may have potential liability for cleanup costs associated with the cleanup of a dumpsite near Owensburg, Kentucky. To date, the only articles of waste identified as possibly once belonging to the Company are certain empty battery acid containers. The Company believes that any liability it might have as a result of this action would be as a de minimis contributor and will not have a material effect on the Company's financial position, liquidity or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Central Tractor Farm & Country, Inc. Common Stock is held entirely by Holding. See "Item 1. Business - Acquisition of the Company by J.W. Childs."

     The Company has not paid any cash dividends on its common stock. Although the Company may pay limited cash dividends on its common stock after consummation of the Acquisition, the Company's ability to pay cash dividends is restricted by the New Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA


                                  Pro Forma    Successor                               Predecessor
                                 -----------  ----------   -----------------------------------------------------------------------
                                               Period of   Period of
                                                seven        five
                                 Fiscal year    months      months                         Fiscal Year End
                                    ended       ended       ended          --------------------------------------------------------
                                  November 1,  November 1,  March 26,      November 2,    October 28,    October 29,    October 30,
                                   1997 (7)      1997        1997             1996            1995          1994           1993
                                 -----------    ------     --------        -----------    -----------    -----------    -----------
                                                                    (In thousands of dollars)
Net sales                            $600,157    $305,122    $106,048        $293,020      $251,703       $231,064        $202,589
Income (loss) from continuing
  operations                            3,418       1,365      (1,247)          8,744         8,185          5,181           3,270
Ratio (deficiency) of earnings to
  fixed charges (1)                      1.3x        1.3x      (1,881)           5.3x          5.8x           2.5x            2.0x
Number of stores at end of period (2)     228         228         112             111            66             55              50
Comparable store sales per square
  foot of indoor  selling space (3)                   191(6)                      222           224            240             218
Comparable store sales increases
  (decreases)(4)                                   (4.7%)(6)                      1.0%         (1.6%)         10.0%            4.2%
Balance Sheet Data (at end of period):
Working capital                                   $85,639                    $ 63,803      $ 62,496       $ 50,442        $ 37,055
Total assets                                      434,235                     159,238       149,977        139,416         113,241
Long-term debt, less current portion (5)          153,171                      17,341        16,862         16,959          37,536
Stockholders' equity                              119,547                      90,063        81,277         75,735          24,287

----------------

(1)  For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges.  Fixed charges consist of interest  expense,  amortization of deferred  financing costs and 20.0% of the rent expense from operating  leases which the
     Company  believes is a reasonable  approximation  of the interest factor included in the rent. For the five month period ended,
     March 26, 1997 earnings were insufficient to cover fixed charges by $1,881.
(2)  Net of three store closings in fiscal 1994 and five store closings in fiscal 1997.
(3)  Comparable  sales per square foot of indoor selling space and calculated by dividing store sales by total indoor selling square footage for stores open and operated by CT at least twelve months in each fiscal year.
(4)  Percentage change in store sales as compared to sales for the same stores for the prior year for stores open and operated by CT for at least twelve months in each year.  The 1.0%  increase in  comparable  store sales in 1996 has been adjusted to reflect a comparable 52 week year. Comparable store sales grew 2.9% without such adjustment.  The 4.7% decrease in comparable store sales in 1997 has been  adjusted to reflect that fiscal year 1996 was a 53 week year.  Comparable  store sales  declined 6.5% without such adjustment.
(5)  Excluding,  in fiscal 1995 and prior years,  long-term  debt from  discontinued  operations.  See footnote (10) in the Notes to
     Consolidated Financial Statements.
(6)  Calculations are for the fiscal year ended November 1, 1997.
(7)  Adjusted to give effect to the  Acquisition,  the Country  General  Acquisition,  and the related  financings,  as though these transactions  had occurred at the beginning of fiscal 1997.  See  "Unaudited  Pro Forma  Results of  Operations  for Year ended
     November 1, 1997" in Part IV herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the selected consolidated financial data and the consolidated financial statements of the Company and related notes thereto.

Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's Statements of Income expressed as a percentage of net sales. All amounts and percentages for the fiscal year ended November 1, 1997 include the activity for the periods of the seven-months ended November 1, 1997 and the five-months ended March 26, 1997 on a combined basis.

                                                 Fiscal Year Ended
                                      ---------------------------------------
                                       November 1,   November 2,  October 28,
                                         1997          1996          1995
                                      ------------  ------------ ------------

Net sales                                100.0%       100.0%       100.0%
Gross profit                              29.1         29.3         29.5
Selling, general and
  administrative expenses                 24.6         23.3         23.2
Amortization of intangibles                 .6           .3           .3
                                         -----        -----        -----
Operating income                           3.9          5.7          6.0
Interest expense                           3.5           .6           .5
                                         -----        -----        -----
Income before income taxes                  .4          5.1          5.5
Income taxes                                .4          2.1          2.3
                                         -----        -----        -----
Income from continuing
  operations                               0.0%         3.0%         3.2%
                                         =====        =====        =====


Fiscal 1997 Compared to Fiscal 1996

     Net sales for the fiscal year ended November 1, 1997 were $411.2 million, an increase of $118.2 million, or 40.3%, as compared to net sales for the fiscal year ended November 2, 1996 of $293.0 million. The increase was due principally to the acquisition of 118 stores, primarily through the Country General Acquisition. Net sales includes $99.4 million of Country General sales since the date of the acquisition. In addition, the Company opened 4 new stores in 1997 and had a full year of operations for 45 stores opened or purchased in fiscal 1996. This increase was offset by a decrease in comparable store sales of $16.7 million or 6.5%. The decrease in comparable store sales was due primarily to the fact that fiscal year 1997 consisted of 52 weeks while fiscal year 1996 consisted of 53 weeks and a mild winter followed by a cool spring and dry summer in the Northeast where most of the comparable stores are located.

     Gross profit for fiscal 1997 was $119.5 million, an increase of $33.7 million, or 39.3%, as compared to $85.8 million for fiscal 1996. Gross profit as a percentage of sales remained relatively constant at 29.1% for fiscal 1997, as compared to 29.3% for fiscal 1996.

     Selling, general, and administrative expenses for fiscal 1997 were $101.2 million, an increase of $33.0 million, or 48.4%, over fiscal 1996. This increase was due primarily to costs related to the acquisition and operation of the Country General stores and costs related to new store openings. Selling, general, and administrative expenses as a percentage of sales increased to 24.6% in fiscal 1997 as compared to 23.3% in fiscal 1996. This increase is attributable to higher selling, general and administrative expenses as a percentage of sales at the Country General stores. CT stores percentage in 1997 was 23.9% versus 26.9% for Country General. The percentage for CT stores increased over the prior year primarily due to decreased sales volume in comparable stores. Management expects to see a decrease as a percentage of sales in the selling, general and administrative expenses of the Country General stores in 1998.

     Amortization of intangibles was $2.2 million for fiscal 1997 and $.9 million in fiscal 1996. The increase is due to the additional goodwill incurred in the Acquisition and the Country General Acquisition.

     Operating income for fiscal 1997, was $16.2 million, a decrease of $.5 million, or 3.0%, as compared to fiscal 1996. Operating income as a percentage of sales decreased to 3.9% in fiscal 1997 from 5.7% in fiscal 1996. The decrease resulted from the factors affecting net sales, gross profit, selling, general and administrative expenses and amortization of intangibles discussed above.

     Interest expense for fiscal 1997 was $14.7 million, an increase of $13.0 million, as compared to $1.7 million for fiscal 1996. This increase was primarily due to the additional debt incurred to fund the Acquisition and the Country General Acquisition and the additional short term borrowing needs of the consolidated entity.

     Income tax expense related to continuing operations for fiscal 1997, was $1.4 million, a decrease of $4.8 million, or 77.4% as compared to $6.2 million for fiscal 1996. Income taxes as a percentage of pretax earnings were 92.3% in fiscal 1997 as compared to 41.7% in fiscal 1996. The increase is due primarily to amortization of goodwill related to the Acquisition, which is not deductible for income tax purposes.

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

     Operating income for fiscal 1996, was $16.7 million, an increase of $1.5 million, or 9.5%, as compared to fiscal 1995. Operating income as a percentage of sales decreased to 5.7% in fiscal 1996 from 6.0% in fiscal 1995. The decrease resulted from the factors affecting net sales, gross profit, and selling, general and administrative expenses discussed above.

     Interest expense for fiscal 1996 was $1.7 million, an increase of $0.4 million, or 27.7% as compared to $1.3 million for fiscal 1995. This increase was primarily due to an increase in interest related to short-term borrowings under the Company's line of credit agreement.

     Income tax expense related to continuing operations for fiscal 1996, was $6.2 million, an increase of $0.5 million, or 8.8% as compared to $5.7 million for fiscal 1995. Income taxes as a percentage of pretax earnings were 41.7% in fiscal 1996 as compared to 41.1% in fiscal 1995. This increase was primarily due to the effect of a reduction of prior year over accrual in fiscal 1995.

Liquidity and Capital Resources

     In addition to cash to fund operations, CT's primary on-going cash requirements are those necessary for the Company's expansion and relocation programs, including inventory purchases and capital expenditures, and debt service. The Company's primary sources of liquidity have been funds provided from operations, borrowings pursuant to the Company's revolving and term credit facilities, short term trade credit and additional equity investments.

     On November 1, 1997, the Company had working capital of $85.6 million, an increase of $21.8 million, as compared to working capital of $63.8 million on November 2, 1996. This increase resulted primarily from an increase in inventory, partially offset by increases in accounts payable, accrued expenses, and borrowings under the Company's revolving credit facility. On November 1, 1997, the Company's inventories were $222.1 million, an increase of $114.9 million, as compared to $107.2 million at November 2, 1996. This increase reflected inventory for new stores and inventory for the stores acquired in the Country General Acquisition. The increase in inventory was funded with cash from operations, short-term trade credit, additional borrowing under the Company's revolving credit facility, and an additional equity investment of $49.8 million.

     Continuing operations of the Company used $0.5 million of net cash in fiscal 1997, generated $5.0 million of net cash in fiscal 1996, and used $6.0 million of net cash in fiscal 1995. The decrease in net cash generated in fiscal 1997, as compared to fiscal 1996, resulted primarily from a decrease in income from continuing operations, a larger increase in inventory, and an increase in recoverable income taxes, partially offset by an increase in accounts payable and accrued expenses, as compared to a decrease in fiscal 1996, an increase in depreciation and amortization and a larger increase in deferred income taxes. The increase in net cash generated in fiscal 1996, as compared to fiscal 1995, resulted primarily from a smaller increase in inventory and an increase in income from continuing operations, partially offset by a reduction in accounts payable in fiscal 1996, as compared to an increase in fiscal 1995.

     The Company's capital expenditures were $6.2 million and $8.8 million for fiscal 1997 and 1996, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new and existing stores. The Company presently expects its capital expenditures for renewal and replacement costs at existing stores and distribution centers in fiscal 1998 to be approximately $5.0 million.

     During fiscal 1997, the Company was acquired by an affiliate of J.W. Childs Equity Partners, L.P. and thereafter became a wholly owned subsidiary of Holding. See "Item 1. Business - Acquisition of the Company by J.W. Childs" and Notes to Consolidated Financial Statements. In connection with the Acquisition, on March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of 10 5/8% Senior Notes (the "Senior Notes"). The net proceeds of the offering were used to repay borrowings of $35.9 million under the Margin Loan Facility, pay the Merger Consideration of $51.8 million, pay fees and expenses of the Acquisition, and reduce outstanding short-term borrowings. The Senior Notes mature on April 1, 2007 with interest payable semiannually in arrears on April 1 and October 1. The Senior Notes may be redeemed beginning April 1, 2002 at a price of 105.3125% of the principal amount decreasing approximately 1.77% annually thereafter until April 1, 2005 at which time they are redeemable at face value. Furthermore, notwithstanding the foregoing the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a price of 110% of the principal amount with the net cash proceeds of a public equity offering within 60 days of closing such offering.

     In addition, effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General. The acquisition was accounted for as a purchase and the Company will elect to treat the purchase as a purchase of all of the assets of Country General for Federal income tax purposes. See "Item 1. Business - Acquisitions" and Notes to the Consolidated Financial Statements. In connection with the Country General Acquisition, on July 3, 1997, the Company entered into an amended and restated credit facility (the "Credit Facility") which consists of a $50.0 million, six-year term loan facility, which was fully funded, and a $100.0 million revolving credit facility under which borrowings of $60.8 million and letters of credit totaling $8.4 million were outstanding as of November 1, 1997. The term loan must be repaid in semiannual installments beginning December 31, 1997, plus annual prepayments based on the Company's excess cash flow, as defined. The minimum annual installments are as follows: fiscal years 1998 - $3.0 million; 1999 - $3.0 million; 2000 - $6.0 million; 2001
- $8.0 million; 2002 - $12.0 million; and 2003 - $18.0 million. The Credit Facility will mature on June 30, 2003. Borrowings under the Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. At November 1, 1997, the interest rate on the term loan was 8.19% and the interest rate on the revolving credit facility was 8.06%. The Credit Facility contains covenants which require the Company to maintain a minimum consolidated net worth, a minimum earnings before taxes, interest, depreciation and amortization (EBITDA), a minimum ratio of EBITDA to cash interest payable, and a maximum ratio of debt to EBITDA. The covenants also restrict, among other things, the payment of dividends, incurrence of debt, and disposition of assets. The Credit Facility is secured by substantially all of the assets of the Company.

     The Company anticipates that its principal uses of cash in the foreseeable future will be working capital requirements, debt service requirements and capital expenditures, as well as expenditures relating to acquisitions. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility, will be adequate to meet its anticipated requirements in the foreseeable future for working capital, capital expenditures and interest payments. The Company expects that if it were to pursue a significant acquisition, it would arrange prior to the acquisition any additional debt or equity financing required to fund the acquisition.

     There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing or to reduce its capital spending. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

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

Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The expenditures for the modifications and conversions are not expected to have a material impact on the operations of the Company. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Included at pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each of the Company's directors, executive officers and other significant employees. All of the Company's officers are elected annually and serve at the discretion of the Board of Directors.

     Name                           Age              Positions
     ----                           ---              ---------

     James T. McKitrick             52               President, Chief Executive Officer, Director
     Dean Longnecker                49               Executive Vice President, COO, Secretary, Director
     John R. Pearson                49               Executive Vice President, Sales
     John W. Childs                 56               Director
     Jerry D. Horn                  59               Director
     Steven G. Segal                37               Director
     Adam L. Suttin                 30               Director
     Jeffrey B. Swartz              36               Director
     William E. Watts               43               Director
     Habib Y. Gorgi                 41               Director
     Peter Lamm                     46               Director
     Richard C. Dresdale            41               Director
     George D. Miller               55               Senior Vice President, Merchandising
     Denny Starr                    44               Senior Vice President, Finance, CFO
     Jeffrey A. Stanton             47               Senior Vice President, Administration
     David E. Enos                  38               Senior Vice President, Information Systems/Logistics
     Daniel Cunningham              62               Vice President, Parts and Service
     Jack P. Feichtner              51               Vice President, Advertising


     James T. McKitrick, President and Chief Executive Officer, joined the Company in July 1992. He has over 30 years experience in retailing, including 20 years at Kmart Corporation. Prior to joining CT, Mr. McKitrick was President and Chief Executive Officer of Builder's Emporium, a California-based home improvement center chain. Previously, he was with Ames Department Stores from 1987 through 1990, were he held the positions of Executive Vice President, Chairman of Zayre Discount Store Division, and President and Chief Executive Officer of G.C. Murphy Division, a $900 million variety store chain. Mr. McKitrick also served as President and Chief Executive Officer of Warehouse Club, Inc. from 1986 through 1987 and Executive Vice President of Merchandising for T.G.&Y. Stores Company from 1984 through 1986. From 1963 through 1984, Mr. McKitrick was with the Kmart Corporation.

     Dean Longnecker, Executive Vice President, Chief Operating Officer, has held his current position since 1997. He joined CT in 1980 as Controller and was promoted to Executive Vice President of Finance in 1985. Mr. Longnecker was employed at Payless Cashways from 1973 until 1980, most recently as Treasurer. He received a B.S. from Iowa State University in 1970 and C.P.A. in 1972.

     John R. Pearson, Executive Vice President, Sales, joined Central Tractor in October 1997. Previously he was with Tractor Supply Center for 27 years, with the last 10 years in senior management and the most recent position being held as Senior Vice President, Merchandising.

     John W. Childs has been President of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May 1987, most recently holding the position of Senior Managing Director. He is a director of Big V Supermarkets, Inc., Cinnabon, Inc., The Edison Project, Inc., Chevys, Inc., DESA International, Inc., Playtex Products, Inc., and Select Beverages, Inc.

     Jerry D. Horn has been Chairman of the Board of General Nutrition Companies, Inc., a 3,000 store vitamin and nutritional supplement retail chain operating under the GNC name, since October 1991 and, prior to that was President and Chief Executive Officer since 1985. Mr. Horn is Chairman of the Board of Cinnabon, Inc. and has been a Managing Director of J.W. Childs Associates since July 1995.

     Steven G. Segal is Senior Managing Director of J.W. Childs Associates and has been an executive of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1987, most recently holding the position of Managing Director. He is a director of International DiverseFoods, Inc., Empire Kosher Poultry, Inc., Big V Supermarkets, Inc., Cinnabon, Inc., Jillian's Entertainment Holdings, Inc. and Fitz and Floyd, Inc.

     Adam L. Suttin is a Managing Director of J.W. Childs Associates and has been an executive of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. He is a director of Empire Kosher Poultry, Inc. and DESA International, Inc.

     Jeffrey B. Swartz has been Chief Operating Officer of Timberland Co., a manufacturer and marketer of branded footwear and apparel, since May 1991, and has worked for that company in various positions since June 1986.

     William E. Watts has been President, Chief Executive Officer and a Director of General Nutrition Companies, Inc. since October 1991 and, prior to that, held various positions with its predecessor since 1984.

     Habib Y. Gorgi is President of the general partners of Fleet Equity Partners VII, L.P. and the general partner of Silverado III, L.P., which is the general partner of Chisholm Partners and has worked at Fleet Equity Partners since 1986. He is a director of La Petite Academy, Dines Industrial Group, Rosina Food Products, Savage Sports Corporation, Simonds Industries and FTD Corporation. Mr. Gorgi received a bachelor's degree from Brown University and a master's degree from Columbia University.

     Peter Lamm, is President of Fenway Partners, a New York-based private investment firm with $527 million under management. Mr. Lamm was previously Managing Director of Butler Capital Corporation (BCC) and a general partner of each of the BCC funds. Mr. Lamm currently serves as a director on Van de Kamp's, Aurora Foods, Iron Age Corporation, Delimex, Blue Capital and Beckley-Cardy.

     Richard C. Dresdale, is a founding partner of Fenway Partners, a New York-based private investment firm with $527 million under management. Mr. Dresdale was previously a principal at Clayton, Dubilier & Rice, Inc. (CD&R). Mr. Dresdale is a director of Aurora Foods, Delimex, Blue Capital, MW Windows, Bear Archery and Remington Arms Company.

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

     Denny Starr, Senior Vice President, Finance, Chief Financial Officer, joined the Company in October 1989 as Assistant Controller. He previously served as Assistant Controller of The Witten Group, a holding company with operations in manufacturing, real estate and finance, from 1986 through 1989. He was an Audit Manager with McGladrey & Pullen from 1982 until 1986. Mr. Starr received his B.A. from the University of Iowa in 1982 and C.P.A.
in 1982.

     Jeffery A. Stanton, Senior Vice President, Administration, joined the Company in June 1992. Previously, he was employed by R.R. Donnelly & Sons and Meredith/Burda Corporation from 1985 through 1992, as well as Reichardt's Inc., a specialty retailer, from 1972 through 1985. Mr. Stanton received a B.B.A. degree from the University of Iowa in 1972.

     David E. Enos, Senior Vice President, Information Systems/Logistics, has held his current position since 1990. Mr. Enos joined CT in 1981. Previously, he was employed at Meredith/Burda Corporation from 1979 through 1981. He received an A.A.S. degree in Data Processing from DMACC in 1979.

Daniel Cunningham, Vice President, Parts and Service, joined CT in 1958. Mr. Cunningham has held several positions within the Company, including store operations, mail order and the Company's tractor parts area. Mr. Cunningham was promoted to his current position in 1991.

     Jack P. Feichtner, Vice President, Advertising, joined CT in July 1995. He was previously with Kmart Corporation for 27 years, where his most recent position was Director, Advertising.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table

     The following table sets forth compensation earned for all services rendered to the Company during fiscal 1997, fiscal 1996, and fiscal 1995, as applicable, by the Company's chief executive officer and four other executive officers who were employed by the Company as such during fiscal 1997 (collectively, the "Named Executives").

                                                                                                Long-Term
                                                                                              Compensation
                                                      Annual Compensation                        Awards
                                     -----------------------------------------------------   ---------------
                                                                                                Number of
                                                                                               Securities         All Other
Name and Principal                      Fiscal           Salary(1)             Bonus           Underlying       Compensation
Position During 1997                     Year               ($)                 ($)              Options             ($)
--------------------                 ------------     ---------------     ----------------   ---------------   ---------------
James T. McKitrick                       1997            399,423                   --                --              9,586 (2)
  President, Chief                       1996            365,000               91,250                --              9,863 (2)
   Executive Officer                     1995            350,000               70,000                --              4,357 (2)
Dean Longnecker                          1997            254,327                   --                --              2,043 (2)
  Executive Vice                         1996            234,000               58,500                --              5,131 (2)
   President, Chief Operating Officer    1995            225,000               45,000            15,000              4,152 (2)
George D. Miller (3)                     1997            172,308                   --                --              2,907 (2)
 Senior Vice                             1996            108,462               15,190            60,000              5,128 (4)
   President, Merchandising              1995                 --                   --                --                 --
John R. Pearson (5)                      1997             15,923                   --                --            158,856 (6)
  Executive Vice President, Sales        1996                 --                   --                --                 --
                                         1995                 --                   --                --                 --
Denny Starr                              1997            123,558                   --                --              6,438 (2)
  Senior Vice President, Finance,        1996             89,167               23,000                --              5,942 (2)
    Chief Financial Officer              1995             83,308               20,000                --              3,562 (2)

----------

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

(5)  Mr. Pearson joined the Company effective October 6, 1997.

(6)  Represents payments associated with the hiring of Mr. Pearson.

Employment Arrangements with Executive Officers

     Prior to the Acquisition, Mr. McKitrick was employed as President and Chief Executive Officer pursuant to an employment agreement dated September 16, 1994. Under this agreement, Mr. McKitrick received a salary of $385,000, subject to increases determined annually by the compensation committee (which increases must at least equal increases in the consumer price index). In addition, Mr. McKitrick was eligible for an annual bonus of up to 60% of his salary, based on financial targets and non-quantitative performance objectives established by the compensation committee at the beginning of each fiscal year. If his employment was terminated by the Company other than for cause or because of death or disability, or because the Company either removed him or failed to elect him as President and Chief Executive Officer, the Company would pay to Mr. McKitrick his base salary (reduced by compensation received from other businesses) from the date of termination to the later of November 1, 1997 and the first anniversary of such termination. Pursuant to the employment agreement, Mr. McKitrick was granted an option to acquire, at an exercise price equal to the initial public offering price, up to 112,512 shares of Common Stock on the seventh anniversary of the original date of grant, with accelerated vesting in fiscal 1996 through 1998 if certain EBITDA targets were met. Mr
McKitrick's employment agreement also contained certain confidentiality and non-competition requirements .

     Prior to the Acquisition, Mr. Longnecker was employed as Executive Vice President, Chief Operating Officer pursuant to an agreement dated September 16, 1994. Under this agreement, Mr. Longnecker received a salary of $250,000, subject to salary increases determined annually by the compensation committee (which increases must at least equal increases in the consumer price index). In addition, Mr. Longnecker was eligible for an annual bonus of up to 48% of his salary, based on financial targets and non-quantitative performance objectives established by the compensation committee at the beginning of the fiscal year. If his employment was terminated by the Company other than for cause or because of death or disability, or because the Company either removed him or failed to retain him as Executive Vice President, Chief Operating Officer, the Company would pay to Mr. Longnecker his base salary (reduced by compensation received from other businesses) from the date of termination to the first anniversary of such termination. Mr. Longnecker's employment agreement also contained certain confidentiality and non-competition provisions.

     As part of the Acquisition, on January 2, 1997, James T. McKitrick and G. Dean Longnecker sold to Childs for $14.00 per share, 81,810 and 64,489 shares, respectively, of the Company's outstanding common stock, in accordance with the terms of the Securities Purchase Agreements entered into at the same time as the Merger Agreement. Additionally, the Securities Purchase Agreements provide that at the closing of the Merger, Mr. McKitrick would exchange outstanding options to purchase 183,935 shares of Company common stock having an aggregate exercise price of $0.6 million for options to acquire shares of Holding common stock valued at $2.6 million and that Mr. Longnecker would exchange 71,429 shares of Company common stock for shares of Holding common stock valued at $1.0 million. The Securities Purchase Agreements also contain provisions regarding the continued employment of Messrs. McKitrick and Longnecker in their current capacities after the Merger (the "New Employment Agreements").

     Mr. McKitrick's New Employment Agreement provides for a base salary of $435,000, and Mr. Longnecker's provides for a base salary of $265,000, subject in each case to annual increases as determined by the Board of Directors (which increases must at least equal increases in the consumer price index). Additionally, Messrs. McKitrick and Longnecker are eligible for annual cash bonuses if the Company achieves certain operation cash flow targets, which bonuses are not subject to any ceilings contained in the New Employment Agreements.

     Mr. McKitrick's New Employment agreement provides for severance payments equal to his base salary for 18 months if his employment is terminated (other than in the case of death, disability or for cause) or if he is not reelected as President and Chief Executive Officer, reduced by any compensation he should earn during such 18-month period from other businesses. Mr. Longnecker's New Employment Agreement provides for severance payments equal to his base salary for 12 months if his employment is terminated (other than in the case of death, disability or for cause) or if he is not reelected as Executive Vice President, Chief Operating Officer, not subject however, to reduction for any compensation earned from other businesses.

     The New Employment Agreements also contemplated that Messrs. McKitrick and Longnecker will participate along with other management personnel in two stock option plans of Holding involving 4.5% and 3.2% of Holding's outstanding common stock and common stock equivalents on a fully diluted basis, respectively. Allocations of options among the management group are to be made in the first instance by the Chief Executive Officer of the Company, subject to ratification by Holding's Board of Directors. Such allocations have not been made as of the date of this filing. The management stock options will be subject to vesting based on the Company's achievement of certain operating cash flow targets.

     Additionally, the New Employment Agreements contemplate that Messrs. McKitrick and Longnecker will receive additional stock options which vest if the Company is sold within six years after the effective time of the Merger and the realized value of the common equity of the original investment group in Holding should equal or exceed ten times the value thereof at the time of the Merger. Mr. McKitrick's and Mr. Longnecker's options under this program are to acquire an aggregate number of shares of common stock of Holding equal to 1.25% and 0.75%, respectively, of the total outstanding common stock and common stock equivalents of Holding on a fully diluted basis.

     In addition various other executives of the Company have employment agreements that contain, among other items, one year severance provisions under certain circumstances as well as various bonus provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of November 1, 1997, Holding holds 100% of the outstanding stock of the Company. All outstanding options were repurchased in connection with the Acquisition or exchanged for options to acquire shares of Holding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Two of the Company's suppliers, Iron Age Corporation ("Iron Age") and Walls Industries, Inc. ("Walls"), are controlled by certain BCC affiliates that were stockholders during a portion of the predecessor period. Iron Age is a manufacturer and distributor of work boots and protective footwear. Walls is a manufacturer of insulated and non- insulated workwear, rugged outdoor and hunting apparel and casual outerwear. The Company believes that the terms of its purchases from Iron Age and Walls are at least as favorable to the Company as could be obtained from other suppliers. In fiscal 1997, the Company's purchases from Iron Age and Walls totaled $1.6 million for the five month period ended March 26,1997.

     On November 26, 1997, Childs acquired control of one of the Company's suppliers, DESA Internatioanl, Inc. ("DESA"). DESA is a manufacturer and marketer of zone heating/home comfort products and specialty tools. In fiscal 1997, the Company's purchases from DESA totaled $172 thousand.

     Certain investment funds managed by BCC owned a majority of the outstanding common stock of the Company during a portion of the predecessor period. The BCC Funds also held the 7% convertible notes which were retired in connection with the purchase of the BCC common stock. Interest paid on such notes was approximately $171,000 for the five months ended March 26, 1997.

     In connection with the Acquisition, Childs was paid an advisory and financing fee of $1.7 million in consideration of services regarding the planning, structuring and negotiating of the Acquisition and related financings.

     For the period of seven months ended November 1, 1997, Childs was paid a management and consulting services fee of $140,000 under a five year agreement, renewable annually thereafter, requiring annual payments of $240,000, subject to limitations of the Company's debt agreements.

     In connection with the consummation of the Acquisition, Holding loaned $250,000 to George Miller and $25,000 to Jack Feichtner to partially fund their investment in Holding common stock. In addition, on December 23, 1997, Holding loaned $250,000 to John Pearson to partially fund his investment in Holding common stock. The loans are due in ten years and require payments of interest at the applicable interest rate under the Credit Facility.

     Additionally, Messrs. McKitrick and Longnecker are parties to a Stockholders Agreement dated as of December 23, 1996 applicable to all shares of Holding common stock or vested options to acquire such common stock held now or hereafter acquired by them. The Stockholders Agreement, among other terms, permits Holding to "call" their shares and vested options on their termination of employment for any reason. Additionally, if either Mr. McKitrick of Mr. Longnecker is terminated for any reason other than for cause or without good reason (as those terms are defined in the Stockholders Agreement), he has the right to "put" his shares or vested options to Holding. Depending on the circumstances, the price for shares of Holding common stock purchased in connection with a call or put under the Stockholders Agreement will range from cost to seven times EBITDA. The put and call features of the Stockholders Agreement terminate on completion of a public offering of Holding common stock with aggregate net proceeds of $50.0 million or more.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

         1.  Financial  Statements.   See  the  Index  to  Financial  Statements
appearing at page F-1.

         2. Financial Statement Schedules. The following Consolidated Financial Statement Schedule is included at page F-27:

     Schedule II - Valuation and Qualifying Accounts

     No other Financial Statement Schedules have been presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

         3. Exhibits.

         The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference.


Exhibit
  No.                               Description

3(i).1        --        Restated Certificate of Incorporation, filed as exhibit
                        3(i).1 to the Company's  Registration Statement on Form
                        S-1 (File #33-82620) originally filed on August 9, 1994
                        and incorporated herein by reference.
3(i).2        --        Certificate  of Merger dated October 5, 1994,  filed as
                        exhibit 3(i).2 to the Company's  Registration Statement
                        on Form S-1 (File #33-82620) originally filed on August
                        9, 1994 and incorporated herein by reference.
3(ii)         --        By-Laws of the Company,  filed as exhibit  3(ii) to the
                        Company's  Registration  Statement  on Form  S-1  (File
                        #33-82620)  originally  filed  on  August  9,  1994 and
                        incorporated herein by reference.
4.1           --        Form of Common Stock Certificate of the Company,  filed
                        as exhibit 4.1 to the Company's  Registration Statement
                        on Form S-1 (File #33-82620) originally filed on August
                        9, 1994 and incorporated herein by reference.
4.2           --        Indenture  relating  to the Senior  Notes,  the form of
                        which was filed as exhibit  4.4 to  Amendment  No. 3 to
                        the Company's  Registration Statement on Form S-1 (File
                        No.  333-19613)  originally filed on March 19, 1997 and
                        incorpoated herein by reference.
10.1          --        Employment  Agreement  between the Company and James T.
                        McKitrick  dated as of  September  16,  1994,  filed as
                        exhibit 10.5 to the Company's Registration Statement on
                        Form S-1 (File #33- 82620)  originally  filed on August
                        9, 1994 and incorporated herein by reference.
10.2          --        Employment  Agreement  between  the  Company  and  Dean
                        Longnecker  dated as of September  16,  1994,  filed as
                        exhibit 10.6 to the Company's Registration Statement on Form S-1 (File #33- 82620) originally filed on August
                        9, 1994 and incorporated herein by reference.

10.3          --        Asset Purchase Agreement By and Between Central Tractor
                        Farm & Country,  Inc.,  (the "Buyer") and Big Bear Farm
                        Stores,  Inc. (the "Seller") dated May 22, 1996,  filed
                        as exhibit 10.15 to the Company's 10-Q originally filed
                        on  September  9,  1996  and  incorporated   herein  by
                        reference.
10.4          --        Agreement Plan of Merger dated November 27, 1996 by and
                        among Central Tractor Farm & Country, Inc., J.W. Childs
                        Equity  Partners,  L.P.,  JWC Holdings I, Inc., and JWC
                        Acquisition  I,  Inc.,  filed  as  an  exhibit  to  the
                        Company's 8-K originally  filed on December 3, 1996 and
                        incorporated herein by reference.
10.5          --        Securities  Purchase Agreement dated as of November 27,
                        1996 by and among Central Tractor Farm & Country, Inc.,
                        J.W.  Childs  Equity  Partners,  L.P.,  JWC Holdings I,
                        Inc., and JWC Acquisition I, Inc.,  filed as an exhibit
                        to the  Company's 8-K  originally  filed on December 3,
                        1996 and incorporated herein by reference.
10.6          --        Securities Purchase Agreement,  dated as of November 6,
                        1996,  by and among  Mezzanine  Lending  Associates  I,
                        L.P.,  Mezzanine Lending Associates II, L.P., Mezzanine
                        Lending Associates III, L.P., Senior Lending Associates
                        I, L.P., BCC Industrial  Services,  JWC  Acquisition I,
                        Inc.,  J.W.  Childs  Equity  Partners,   L.P.,  Central
                        Tractor  Farm &  Country,  Inc.  filed as an exhibit to
                        JWCAC's  Schedule 13D  originally  filed on December 9,
                        1996 and incorporated herein by reference.
10.7          --        Letter Agreement, dated as of November 27, 1996 between
                        JWC  Acquisition  I, Inc. and Mr.  James T.  McKitrick,
                        filed as an exhibit to JWCAC's  Schedule 13D originally
                        filed on  December 9, 1996 and  incorporated  herein by
                        reference.
10.8          --        Letter Agreement, dated as of November 27, 1996 between
                        JWC  Acquisition  I, Inc.  and Mr. G. Dean  Longnecker,
                        filed as an exhibit to JWCAC's  Schedule 13D originally
                        filed on  December 9, 1996 and  incorporated  herein by
                        reference.
10.9          --        Employment  Agreement between the Company and George D.
                        Miller dated May 6, 1996, filed as exhibit 10.25 to the
                        Company's  Registration  Statement  on Form  S-1  (File
                        #333-19613)  originally  filed on January  10, 1997 and
                        incorporated herein by reference.
10.10         --        Credit  Agreement  dated as of December  23, 1996 among
                        the Company,  Holding,  JWCAC, certain banks, financial
                        institutions  and other  institutional  lenders  listed
                        therein,    Fleet,   as   administrative   agent,   and
                        NationsBank, as co-agent, filed as exhibit 10.22 to the
                        Company's 10-K originally filed on January 31, 1997 and
                        incorporated herein by reference.
10.11         --        Stock  Purchase  Agreement,  dated June 26, 1997 by and
                        between the Company and  ConAgra,  Inc. and the Amended
                        and  Restated  Credit  Agreement,  dated  as of July 3,
                        1997, filed as exhibits to the Company's Form 8-K filed
                        on July 3, 1997 and incorporated herein by reference.
12            --        Statement Regarding Computation of Ratio of Earnings to
                        Fixed Charges
21            --        Subsidiaries of the Company
27            --        Financial Data Schedule
99            --        Important Factors Regarding Forward-Looking Statements

     (b) Reports on Form 8-K Filed During the Last Quarter of Fiscal 1997

         Form 8-K/A (Amendment No. 1) filed September 16, 1997 - Included financial statements for Country General, Inc., which was acquired by the Company as of June 26, 1997.

     (c) See Item 14(a)(3) of this report.

     (d) See Item 14(a)(2) of this report.

                          INDEX TO FINANCIAL STATEMENTS

Central Tractor Farm & Country, Inc. and Predecessor Historical Financial Statements:
     Report of Ernst & Young LLP................................................................................F-2
     Consolidated Balance Sheets as of November 1, 1997 and November 2, 1996....................................F-3
     Consolidated Statements of Income for periods of seven-months ended November 1, 1997 and five-months ended March 26, 1997 and years ended November 2, 1996 and October 28, 1995.................F-5
     Consolidated Statements of Changes in Stockholders' Equity for periods of  seven-months ended
         November 1, 1997 and five-months ended March 26,1997 and years ended
         November 2, 1996 and October 28, 1995..................................................................F-6
     Consolidated Statements of Cash Flows for periods of seven-months ended November 1, 1997 and five-months ended March 26, 1997 and years ended November 2, 1996 and October 28, 1995.................F-7
     Notes to Consolidated Financial Statements.................................................................F-9


Country General, Inc. Historical Financial Statements:
     Report of Deloitte & Touche LLP..............................................................................*
     Balance Sheets as of May 24, 1997 and May 25, 1996.......................................................... *
     Statements of Income for the years ended May 24, 1997 and May 25, 1996...................................... *
     Statements of Stockholder's Equity for the years ended May 24, 1997 and May 25, 1996.........................*
     Statements of Cash Flows for the years ended May 24, 1997 and May 25, 1996...................................*
     Notes to Financial Statements................................................................................*


Pro Forma Financial Information:
     Unaudited Pro Forma Results of Operations, Year ended November 1, 1997....................................F-25
     Notes to Unaudited Pro Forma Results of Operations........................................................F-26


Schedule II - Valuation and Qualifying Accounts................................................................F-27



*    These financial statements were originally filed with the Company's Form 8-K/A (Amendment No. 1) filed
     September 16, 1997 and are incorporated herein by reference

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Central Tractor Farm & Country, Inc.


We have audited the accompanying consolidated balance sheets of Central Tractor Farm & Country, Inc. ("Successor"), a wholly-owned subsidiary of CT Holding, Inc., as of November 1, 1997 and its "Predecessor" as of November 2, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows of the Successor for the seven-month period ended November 1, 1997 and the Predecessor for the five-month period ended March 26, 1997 and for each of the years ended November 2, 1996 and October 28, 1995. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Tractor Farm & Country, Inc. at November 1, 1997 and its Predecessor at November 2, 1996, and the consolidated results of operations and cash flows of the Successor for the seven-month period ended November 1, 1997 and the Predecessor for the five-month period ended March 26, 1997 and for each of the years ended November 2, 1996 and October 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      ERNST & YOUNG LLP


Des Moines, Iowa
December 19, 1997

                                       CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                  AND PREDECESSOR

                                            CONSOLIDATED BALANCE SHEETS

                                       (In thousands, except per share data)




                                                                   Successor   |       Predecessor
                                                                -------------  |     --------------
                                                                  November 1,  |       November 2,
                                                                     1997      |          1996
                                                                -------------  |     --------------
                                                                               |
Assets (Note 4)                                                                |
Current assets:                                                                |
  Cash and cash equivalents                                      $  7,378      |        $  3,809
  Recoverable income taxes                                          2,513      |            --
  Trade and other receivables, less allowances of $386 in 1997                 |
    and $50 in 1996                                                 7,264      |             992
  Inventory                                                       222,117      |         107,203
  Deferred income taxes (Note 7)                                    4,000      |            --
  Other                                                             3,136      |           2,368
                                                                 --------      |        --------
Total current assets                                              246,408      |         114,372
                                                                               |
Property, improvements and equipment:                                          |
  Land                                                              1,963      |            --
  Buildings and improvements                                        4,934      |            --
  Leasehold improvements                                           12,788      |          12,803
  Furniture and fixtures                                           24,731      |          23,766
  Capitalized property rights (Note 5)                                867      |           2,859
  Automobiles and trucks                                              628      |           1,065
                                                                 --------      |        --------
                                                                   45,911      |          40,493
                                                                               |
  Less allowances for depreciation and amortization                 2,716      |          16,036
                                                                 --------      |        --------
                                                                   43,195      |          24,457
                                                                               |
Goodwill, net of amortization of $1,753 in 1997                                |
  and $4,592 in 1996                                              135,612      |          19,018
Other assets, principally deferred financing costs in 1997          9,020      |           1,391
                                                                               |
                                                                 --------      |        --------
Total assets                                                     $434,235      |        $159,238
                                                                 ========      |        ========



                                                                     Successor     |     Predecessor
                                                                  -------------    |    ------------
                                                                    November 1,    |     November 2,
                                                                       1997        |         1996
                                                                  -------------    |    ------------
Liabilities and stockholders' equity Current liabilities:                          |
  Bank line of credit (Note 4)                                      $ 60,750       |    $  3,669
  Accounts payable                                                    68,015       |      41,081
  Accrued payroll and bonuses                                          5,847       |       3,631
  Deferred income taxes (Note 7)                                        --         |         913
  Accrued income taxes                                                   508       |           4
  Other accrued expenses                                              22,479       |       1,101
  Current portion of long-term debt and capital lease obligations      3,170       |         170
                                                                    --------       |    --------
Total current liabilities                                            160,769       |      50,569
                                                                                   |
Long-term debt, less current portion (Notes 4 and 11)                152,000       |      16,000
Capital lease obligations, less current portion (Note 5)               1,171       |       1,341
Deferred income taxes (Note 7)                                           748       |       1,265
                                                                    --------       |    --------
Total liabilities                                                    314,688       |      69,175
                                                                                   |
Stockholders' equity (Notes 3 and 6):                                              |
  Preferred stock, $.01 par value:  authorized shares -none in                     |
    1997 and 5,000,000 in 1996; none issued or outstanding              --         |        --
  Common stock, $.01 par value:  authorized shares - 3,000 in                      |
    1997 and 45,000,000 in 1996; issued and outstanding shares                     |
    - 100 in 1997 (wholly-owned by CT Holding, Inc.) and                           |
    10,589,082 in 1996                                                  --         |         106
  Stock warrant outstanding                                             --         |         665
  Additional paid-in capital                                         118,920       |      69,709
  Retained earnings                                                      627       |      19,583
                                                                    --------       |    --------
Total stockholders' equity                                           119,547       |      90,063
                                                                                   |
Commitments (Notes 5 and 8)                                             --         |        --
                                                                    --------       |    --------
Total liabilities and stockholders' equity                          $434,235       |    $159,238
                                                                    ========       |    ========



                             See accompanying notes.


                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)



                                             Successor         |                        Predecessor
                                         ------------------    |   -----------------------------------------------------
                                                               |
                                                               |
                                           Period of seven     |     Period of five           Fiscal year ended
                                             months ended             months ended      November 2,      October 28,
                                           November 1, 1997    |     March 26, 1997        1996              1995
                                         ------------------    |   -----------------  --------------- ------------------
                                                               |
Net sales                                   $ 305,122          |        $ 106,048        $ 293,020         $ 251,703
Cost of sales                                 216,342          |           75,281          207,228           177,340
                                            ---------          |        ---------        ---------         ---------
Gross profit                                   88,780          |           30,767           85,792            74,363
                                                               |
Selling, general and administrative                            |
  expenses, including amounts with                             |
  related parties (Note 11)                    72,142          |           29,045           68,197            58,294
Amortization of intangibles                     1,753          |              415              938               862
                                            ---------          |        ---------        ---------         ---------
Operating income                               14,885          |            1,307           16,657            15,207
                                                               |
Interest expense, including amounts                            |
  with related parties (Note 11)               11,463          |            3,188            1,663             1,302
                                            ---------          |        ---------        ---------         ---------
Income (loss) from continuing                                  |
  operations before income taxes                3,422          |           (1,881)          14,994            13,905
                                                               |
Income taxes (credits) (Note 7)                 2,057          |             (634)           6,250             5,720
                                            ---------          |        ---------        ---------         ---------
Income (loss) from continuing                                  |
  operations                                    1,365          |           (1,247)           8,744             8,185
                                                               |
Discontinued operations (Notes 7 and 10):                      |
  Income from discontinued                                     |
    operations, net of income taxes                            |
    of $474                                      --            |             --               --                 812
  Loss on sale of Herschel                                     |
    Corporation, net of $665 income                            |
    tax benefit                                  --            |             --               --              (3,455)
                                            ---------          |        ---------        ---------         ---------
Loss from discontinued operations                --            |             --               --              (2,643)
                                            ---------          |        ---------        ---------         ---------
Net income (loss)                           $   1,365          |        $  (1,247)       $   8,744         $   5,542
                                            =========          |        =========        =========         =========
                                                               |
Ratio (deficiency) of earnings to
  fixed charges                                1.3x            |        $  (1,881)          5.3x              5.8x
                                            =========          |        =========        =========         =========


                             See accompanying notes.


                                             CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                        AND PREDECESSOR

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        (In thousands)

                             Periods of seven-months ended November 1, 1997 and five-months ended
                             March 26, 1997, and years ended November 2, 1996 and October 28, 1995





                                                                        Stock        Additional      Retained        Total
                                                        Common         Warrant        Paid-In        Earnings    Stockholders'
                                                        Stock        Outstanding      Capital       (Deficit)        Equity
                                                    --------------  -------------- -------------- -------------- --------------
Predecessor
-----------
Stockholders' equity at October 29, 1994              $    106        $    665          $ 69,667      $  5,297       $ 75,735
  Net income                                              --              --                --           5,542          5,542
                                                      --------        --------          --------      --------       --------
Stockholders' equity at October 28, 1995                   106             665            69,667        10,839         81,277
  Exercise of common stock options                        --              --                  42          --               42
  Net income                                              --              --                --           8,744          8,744
                                                      --------        --------          --------      --------       --------
Stockholders' equity at November 2, 1996                   106             665            69,709        19,583         90,063
  Exercise of common stock options                        --              --                 252          --              252
  Net loss                                                --              --                --          (1,247)        (1,247)
                                                      --------        --------          --------      --------       --------
Stockholders' equity at March 26, 1997                $    106        $    665          $ 69,961      $ 18,336       $ 89,068
                                                      ========        ========          ========      ========       ========

Successor
---------
Initial capitalization of the Company after
  merger of JWC Acquisition I on
  March 27, 1997                                      $   --                            $ 69,170      $   (738)      $ 68,432
    Capital contribution from parent
    (Note 3)                                              --                              49,750           --          49,750
Net income                                                --                                 --          1,365          1,365
                                                      --------                          --------      --------       --------
Stockholders' equity at November 1, 1997              $   --                            $118,920      $    627       $119,547
                                                      ========                          ========      ========       ========



                                                    See accompanying notes.


                                            CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                       AND PREDECESSOR

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (In thousands)


                                                             Successor      |                  Predecessor
                                                            ------------    |    ---------------------------------------
                                                              Period of     |
                                                               seven        |    Period of five
                                                               months       |       months
                                                               ended        |        ended          Fiscal year ended
                                                              November 1,   |      March 26,     November 2,     October 28,
                                                                1997        |         1997           1996            1995
                                                            ------------    |     ------------- ------------      ------------
Operating activities
   Income (loss) from continuing operations                   $  1,365      |     $ (1,247)        $  8,744       $  8,185
   Adjustments to reconcile income (loss) from                              |
   continuing operations to net cash provided by                            |
   (used in) continuing operations:                                         |
     Depreciation and amortization of property,                             |
       improvements and equipment                                2,716      |        1,490            3,056          2,523
     Amortization of intangibles and other deferred                         |
       assets                                                    2,253      |          414              998            862
     Loss on sale of assets                                       --        |         --                 20             24
     Deferred income taxes                                       1,871      |        1,328            1,100            800
     Changes in operating assets and liabilities:                           |
       Recoverable income taxes                                 (1,119)     |       (1,885)            --             --
       Trade and other receivables                                (871)     |          144               83            586
       Inventory                                                 1,957      |      (11,894)          (4,549)       (18,830)
       Other current assets                                        946      |         (924)            (972)           128
       Accounts payable                                          1,895      |        1,468           (3,806)         1,593
       Accrued expenses                                          1,139      |       (1,524)             287         (1,838)
                                                              --------      |     --------         --------       --------
                                                                12,153      |      (12,630)           4,961         (5,967)
                                                                            |
   Loss from discontinued operations                              --        |         --               --           (2,643)
   Adjustments to reconcile loss from discontinued                          |
     operations to net cash provided by discontinued                        |
     operations:                                                            |
     Loss on sale of Herschel Corporation                         --        |         --               --            4,120
     Depreciation and amortization of property,                             |
       improvements and equipment                                 --        |         --               --              559
     Amortization of intangibles                                  --        |         --               --              561
     Deferred income taxes                                        --        |         --               (367)          (618)
     Changes in operating assets and liabilities                  --        |         --             13,520           (651)
                                                              --------      |     --------         --------       --------
                                                                  --        |         --             13,153          1,328
                                                              --------      |     --------         --------       --------
   Net cash provided by (used in) operating activities          12,153      |      (12,630)          18,114         (4,639)









                                            CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                       AND PREDECESSOR

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                       (In thousands)


                                                             Successor      |                  Predecessor
                                                            ------------    |    ---------------------------------------
                                                              Period of     |
                                                               seven        |    Period of five
                                                               months       |       months
                                                               ended        |        ended          Fiscal year ended
                                                              November 1,   |      March 26,     November 2,     October 28,
                                                                1997        |         1997           1996            1995
                                                            ------------    |     ------------- ------------      ------------
Investing activities
   Purchases of property, improvements and equipment          $  (3,816)    |      $  (2,419)       $  (8,789)     $  (6,332)
   Acquisition of Central Tractor Farm & Country, Inc.                      |
     (Predecessor)                                             (155,963)    |           --               --             --
   Acquisition of Big Bear Farm Stores, Inc. in 1996                        |
     and Country General, Inc. in 1997 (Note 11)               (136,995)    |           --             (5,650)          --
   Other                                                            206     |         (1,348)             255            (74)
   Discontinued operations                                         --       |           --               --             (400)
                                                              ---------     |      ---------        ---------      ---------
   Net cash used in investing activities                       (296,568)    |         (3,767)         (14,184)        (6,806)
                                                                            |
Financing activities                                                        |
   Borrowings under line of credit                              206,106     |        113,119           86,782         67,020
   Repayments on line of credit                                (170,650)    |        (91,494)         (89,902)       (61,208)
   Proceeds from issuance of long-term debt                     155,000     |          8,000             --             --
   Payments on long-term debt                                    (8,000)    |        (16,000)             (17)          (372)
   Payments on capitalized lease obligations                       (101)    |            (69)            (120)          (186)
   Proceeds from issuance of common stock and capital                       |
     contributions                                              115,489     |            252               42          6,703
   Cash of Central Tractor at date of acquisition                 1,220     |           --               --             --
   Financing costs relating to new line of credit, term                     |
     loan and Senior Notes                                       (8,764)    |           --               --             --
   Other                                                          1,003     |           --               --             --
                                                              ---------     |      ---------        ---------      ---------
   Net cash provided by (used in) financing activities          291,303     |         13,808           (3,215)        11,957
                                                              ---------     |      ---------        ---------      ---------
   Net increase (decrease) in cash and cash equivalents           7,378     |         (2,589)             715            512
                                                                            |
   Cash and cash equivalents at beginning of period                --       |          3,809            3,094          2,582
                                                              ---------     |      ---------        ---------      ---------
   Cash and cash equivalents at end of period                 $   7,378     |      $   1,220        $   3,809      $   3,094
                                                              =========     |      =========        =========      =========
                                                                            |
Supplemental disclosures of cash flow information                           |
   Cash paid during the period for interest                   $  10,294     |      $   1,746        $   1,991      $   1,491
   Cash paid during the period for income taxes                     327     |            412            5,675          5,324



                                              See accompanying notes.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Periods of seven-months ended November 1, 1997 and five-months ended March 26, 1997, and years ended November 2, 1996 and October 28, 1995

                (In thousands of dollars, except where indicated)




1.  Basis of Presentation and Acquisition of the Company

Central Tractor Farm & Country, Inc. ("the Company") is a wholly-owned subsidiary of CT Holding, Inc. ("CT Holding"), an affiliate of J. W. Childs Equity Partners, L.P. ("Childs").

As a result of the acquisition of the Company discussed below, effective March 27, 1997, a new basis of accounting has been reflected in the Company's financial statements reflecting the fair values for the Company's assets and liabilities at that date ("Successor"). The financial statements of the Company for periods prior to March 27, 1997 are presented on the historical cost basis of accounting ("Predecessor"). A line has been placed in the financial statements to distinguish between Predecessor and Successor activity.

On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the "Merger Agreement") with Childs, CT Holding and its subsidiary, JWC Acquisition I, Inc., that provided for the acquisition of the Company by CT Holding in a two-stage transaction. The Merger Agreement provided that following the acquisition of all of the Company's common stock held by affiliates of Butler Capital Corporation (collectively "BCC"), CT Holding's subsidiary would merge with and into the Company (the "Merger") and CT Holding would acquire the remaining shares of common stock of the Company held by public shareholders. The Merger was completed on March 27, 1997.

On March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering were used to pay the Merger consideration, repay certain outstanding borrowings, and pay fees and expenses of the acquisition.

The acquisition of the Company was accounted for as a purchase. The purchase price for the common stock was approximately $159.4 million, including related costs and expenses, of which $156.0 million was paid in cash and $3.4 million in common stock of CT Holding. The cash portion was funded from the proceeds of capital stock issued by CT Holding, and the Senior Note borrowings by the Company. The purchase price was allocated to the tangible and intangible assets and the liabilities of the Company based on fair values, as follows:

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)




1.  Basis of Presentation and Acquisition of the Company (continued)


     Inventory                                                       $124,284
     Property, improvements and equipment                              25,387
     Accounts receivable and other assets                               8,207
     Goodwill                                                          89,126
     Bank line of credit                                              (23,554)
     Accounts payable and accrued expenses                            (51,809)
     Long-term debt and capitalized lease obligations                  (9,442)
     Deferred income taxes                                             (2,806)
                                                                     --------
                                                                     $159,393
                                                                     ========

2.  Summary of Accounting Policies and Other Matters

Business and Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiary, Country General, Inc. (hereinafter collectively "the Company").

The Company operates agricultural specialty retail stores located in the Midwest, Northeast, and Southeast United States. The Company also sells merchandise on a wholesale basis under various distributor agreements throughout the United States. With the sale (see Note 10) of the net operating assets of Herschel Corporation, continuing operations of the Company constitute one business segment for financial reporting purposes.

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

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


2.  Summary of Accounting Policies and Other Matters (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Trade Receivables

Most of the Company's retail sales are cash or credit card sales, while wholesale sales and some retail sales are on account. The Company generally does not require collateral for sales on account. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers of the Company and their geographic dispersion. The allowance for doubtful accounts is based on a current analysis of receivable delinquencies and historical loss experience.

Inventory

Inventory is recorded at cost, including warehousing and freight costs, determined principally by the last-in, first-out (LIFO) method, which is not in excess of market. The Company reviews its inventory for slow-moving, obsolete or otherwise unsalable items on a regular basis throughout the year, including at the time of physical inventory counts. Write downs are made for any estimated losses to be incurred with respect to slow-moving, obsolete or otherwise unsalable inventory as such inventory is identified. Inventories valued using the LIFO method were approximately $134 and $5,081 at November 1, 1997 and November 2, 1996, respectively, less than the amounts of such inventories valued at current cost.

Property, Improvements and Equipment

Property, improvements and equipment are carried at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily on a basis of the straight-line method over the estimated useful lives of the assets as follows:


Buildings and improvements                                        10 to 39 years
Leasehold improvements (not in excess of underlying lease terms)   5 to 20 years
Furniture and fixtures                                             5 to 15 years
Automobiles and trucks                                             3 to 10 years

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)

2.  Summary of Accounting Policies and Other Matters (continued)

Certain long-term lease transactions have been accounted for as capital leases. The property rights recorded under direct financing leases are amortized on a straight-line basis over the lesser of the useful life or the respective terms of the leases.

Goodwill

Goodwill is being amortized utilizing the straight-line method over periods of 40 years. The carrying value of goodwill is reviewed continually to determine whether any impairment has occurred. This review takes into consideration the recoverability of the unamortized amounts based on the estimated undiscounted cash flows of the related businesses to the respective carrying value of the goodwill. To the extent that the estimated undiscounted future cash flows are less than the carrying value of the assets, an impairment loss can be measured based upon various methods, including undiscounted cash flows, discounted cash flows and fair value. Based upon undiscounted cash flows, no impairment of goodwill was determined to exist and, accordingly, no measurement was required.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt.

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

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash equivalents and accounts receivable and payable: Carrying amounts reported in the Company's consolidated balance sheets based on historical cost approximate estimated fair value for these instruments, due to their short-term nature.

     The fair value of the bank line of credit, bank term loan, and Senior Notes is estimated to approximate their carrying value as of November 1, 1997.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


2.  Summary of Accounting Policies and Other Matters (continued)

Returns and Warranties

Costs relating to merchandise returns from sales at retail stores and through distributors are not significant and generally are accounted for as they occur.

Catalogs, Sale Flyers and Advertising Costs

The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The direct cost of printing and distributing sale flyers is deferred and amortized over the life of the flyer which is generally two weeks or less. Other advertising costs are expensed as incurred. Unamortized amounts relating to the costs of the annual catalog and periodic sale flyers amounted to $923, $950 and $610 at November 1, 1997, March 26, 1997 and November 2, 1996, respectively. Advertising expenses were approximately $7,755, $3,286, $8,841 and $7,228 for the seven-month and five-month periods of 1997 and for fiscal 1996 and 1995, respectively.

Store Pre-Opening Costs

Direct costs, which consist principally of rent, employee compensation and travel costs for merchandise set-up and supplies, incurred in setting up new stores for opening are deferred and amortized over the first twenty-six weeks of store operations. The amount of unamortized store pre-opening costs at November 1, 1997, March 26, 1997, and November 2, 1996 amounted to $104, $1,203 and
$1,123, respectively.

Emerging Accounting Issues

The Company is not aware of any accounting standards which have been issued and which will require the Company to change its current accounting policies or adopt new policies, the effect of which would be material to the Company's financial statements.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)



3.  Acquisitions

Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. (Country General) for approximately $137.0 million (including related costs and expenses) in cash, subject to post-closing adjustment. Country General operates a chain of 114 agricultural specialty retail stores. The Company funded the acquisition price in part from a $49,750 cash equity contribution from its parent, CT Holding, and the remainder from funds drawn under the Company's amended and restated Credit Facility.

The acquisition was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values, as follows:


Inventory                                                             $  99,790
Accounts receivables and other assets                                     6,334
Property, improvements and equipment                                     16,708
Goodwill                                                                 48,239
Deferred income taxes                                                     7,929
Accounts payable and accrued expenses                                   (42,005)
                                                                      ---------
                                                                      $ 136,995
                                                                      =========

Included in the amount allocated to accrued expenses is a $3,358 reserve for the estimated cost, principally lease liabilities, to close nine acquired stores during fiscal 1998; and a $2,866 reserve for the costs of severance payments to identified employees in connection with the closing of Country General's corporate headquarters. As of November 1, 1997, the reserve for severance had been reduced to $2,722 as a result of payments to terminated employees.

On May 31, 1996, the Predecessor acquired 31 retail stores and related net operating assets from Big Bear Farm Stores, Inc. (Big Bear), an agricultural specialty retailer, for approximately $5,650 in cash. The acquisition was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values as follows:

Inventory                                                               $ 8,780
Accounts receivable and other assets                                        206
Leaseholds and equipment                                                    517
Deferred income taxes                                                       135
Goodwill                                                                  2,666
Accounts payable and accrued expenses                                    (6,654)
                                                                        -------
                                                                        $ 5,650
                                                                        =======

The results of operations of Country General and Big Bear are included in the accompanying consolidated statements of income from the respective date of purchase.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


3.  Acquisitions (continued)

Pro Forma Results of Operations

Pro forma results of operations (in thousands) presented below are based on the historical results of operations of the Company, as Successor, and its Predecessor, adjusted to give effect to: (i) the acquisition of the Company described in Note 1; (ii) the acquisitions of Country General and Big Bear described above; and (iii) the debt financing arrangements relating to the acquisitions, as though these transactions had occurred at the beginning of fiscal 1996.

                                                         Year ended
                                                November 1,      November 2,
                                                  1997              1996
                                             ---------------   --------------

     Net sales                                    $600,157         $613,538
     Operating income                               28,828           28,897
     Net income                                      3,418            4,147


4.  Line of Credit and Long-Term Debt

On July 3, 1997, the Company entered into an amended and restated Credit Facility with a bank which consists of a $50.0 million, six-year term loan facility, which was fully funded, and a $100.0 million revolving credit facility under which borrowings of $60,750 and letters of credit totaling $8,443 were outstanding as of November 1, 1997. The Credit Facility will mature on June 30, 2003. Borrowings under the Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. At November 1, 1997, the interest rate on the Term Loan was 8.19% and the interest rate on the Revolving Credit Facility was 8.06%.

The Credit Facility agreement contains covenants which require the Company to maintain a minimum: consolidated net worth; earnings before taxes, interest, depreciation and amortization (EBITDA); ratio of EBITDA to cash interest payable; and ratio of debt to EBITDA. The covenants also restrict, among other things, the payment of dividends, incurrence of debt, and disposition of assets.

The Credit Facility is secured by substantially all of the assets of the Company.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)




4.  Line of Credit and Long-Term Debt (continued)

Long-term debt consisted of the following:

                                                   Successor   |   Predecessor
                                                -------------  | -------------
                                                  November 1,  |   November 2,
                                                      1997     |       1996
                                                -------------  | -------------
                                                               |
10-5/8% Senior Notes due 2007                    $105,000      |  $   --
Bank term loan                                     50,000      |      --
7% Convertible notes                                 --        |    16,000
                                                 --------      |  --------
                                                  155,000      |    16,000
Less current portion                                3,000      |      --
                                                 --------      |  --------
                                                 $152,000      |  $ 16,000
                                                 ========      |  ========

The Senior Notes mature on April 1, 2007 with interest payable semiannually in arrears on April 1 and October 1. The Senior Notes may be redeemed beginning April 1, 2002 at a price of 105.3125% of the principal amount decreasing approximately 1.77% annually thereafter until April 1, 2005 at which time they are redeemable at face value. Furthermore, notwithstanding the foregoing the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a price of 110% of the principal amount with the net cash proceeds of a public equity offering within 60 days of closing such offering.

The bank term loan must be repaid in semiannual installments beginning December 31, 1997, plus annual prepayments based on the Company's excess cash flow, as defined. The minimum annual installments are as follows: fiscal years 1998 - $3,000; 1999 - $3,000; 2000 - $6,000; 2001 - $8,000; 2002 - $12,000; and 2003 -
$18,000.

5.  Lease Obligations

The Company has entered into certain long-term lease agreements for the use of warehouses, certain retail store facilities and computer equipment. These leases have been accounted for as purchases of property rights and designated as capitalized leases.

Amortization expense relating to such property rights recorded under capitalized leases was $86, $59, $125 and $130 for the seven-month and five-month periods of 1997 and for fiscal 1996 and 1995, respectively. The net book value of property rights recorded under capital leases was $781 and $926 at November 1, 1997 and November 2, 1996, respectively.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


5.  Lease Obligations (continued)

As of November 1, 1997, the debt associated with the capitalized property rights is represented by the present value of the minimum lease payments as follows:


     Fiscal year ended in:
       1998                                                       $   325
       1999                                                           293
       2000                                                           293
       2001                                                           293
       2002                                                           293
       After 2002                                                     442
                                                                  -------
     Total minimum lease payments                                   1,939
     Less amount representing interest                                598
                                                                  -------
     Present value of minimum lease payments                        1,341
     Less current installments                                        170
                                                                  -------
                                                                   $1,171
                                                                  =======

The Company also has entered into certain noncancelable operating leases for the use of real estate, automobiles and trucks, and office equipment. Aggregate rental expense for operating leases was approximately $9,299, $4,069, $9,294 and $7,833 for the seven-month and five-month periods of 1997 and for fiscal 1996 and 1995, respectively.

The following is a summary of minimum rental commitments as of November 1, 1997, for operating leases:

                                              Automobile    Office
       Fiscal Year-End        Real Estate     and Trucks   Equipment     Total
-----------------------    ---------------  ------------- ------------ ---------

1998                          $14,161          $  552        $  52      $14,765
1999                           11,428             395           46       11,869
2000                            8,991             301           17        9,309
2001                            5,869             215            2        6,086
2002                            3,854               -            -        3,854
After 2002                      5,865               -            -        5,865
                              -------          ------         ----      -------
                              $50,168          $1,463         $117      $51,748
                              =======          ======         ====      =======

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


6.  Stock Options

Stock Options

The Predecessor had stock option arrangements with various officers, directors and other members of management which it accounted for under the provisions of APB Opinion No. 25 and related interpretations. All outstanding options were purchased or exchanged for CT Holding common stock in connection with the acquisition of the Company.

Neither the Company, nor its parent, CT Holding has any capital shares reserved for or any outstanding stock options at November 1, 1997.

7. Income Taxes

The Company's consolidated results of operations are included in the consolidated tax returns of its parent, CT Holding. The entities in the consolidated tax returns have adopted a policy of allocating income tax expense or benefit based on a separate return concept. This generally results in profitable companies recognizing income tax expense as if the individual company filed a separate return and loss companies recognizing an income tax benefit to the extent their losses contribute to reduce consolidated income taxes currently or in the future.

Deferred income taxes reflect the net tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                           Successor        |      Predecessor
                                                                     ---------------------  |  --------------------
                                                                       November 1, 1997     |    November 2, 1996
                                                                     ---------------------  |  --------------------

     Deferred tax liabilities:                                                              |
       Differences in depreciation and cost basis of property,                              |
       improvements and equipment                                              $  2,428     |         $ 1,766
       Differences in cost basis of inventories due to LIFO and                             |
       uniform capitalization                                                     5,423     |           1,320
       Prepaid advertising                                                          369     |             244
       Store pre-opening costs                                                       42     |             449
       Other                                                                          -     |               9
                                                                              ---------     |       ---------
     Total deferred tax liabilities                                               8,262     |           3,788



                                       CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                  AND PREDECESSOR

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 (In thousands of dollars, except where indicated)


    7.  Income Taxes (continued)



                                                                           Successor        |      Predecessor
                                                                     ---------------------  |  --------------------
                                                                       November 1, 1997     |    November 2, 1996
                                                                     ---------------------  |  --------------------
     Deferred tax assets:                                                                   |
       Net operating loss carryforward                                      $  1,369        |          $      -
       Capital loss carryforward                                                 920        |               920
       Differences in amortization and cost basis of intangibles                  87        |                 -
       Allowance for doubtful accounts                                           214        |                20
       Excess and obsolete inventory reserves                                  5,355        |               160
       Compensation and employee benefit accruals                              2,222        |               218
       Operating leases                                                          368        |               273
       Accrued profit sharing contributions                                      287        |               356
       Stock warrant                                                               -        |               266
       Accrued store closing costs                                             1,362        |                32
       Capitalized property rights and lease obligations treated                            |
         as operating leases for income tax purposes                             223        |               234
       Other                                                                      27        |                51
                                                                            --------        |          --------
                                                                              12,434        |             2,530
                                                                                            |
       Less valuation allowance for capital loss carryforward                   (920)       |              (920)
                                                                            --------        |          --------
     Total deferred tax assets                                                11,514        |             1,610
                                                                            --------        |          --------
     Net deferred tax assets (liabilities)                                  $  3,252        |          $ (2,178)
                                                                            ========        |          ========

The Company has a net operating loss carryforward of approximately $3.4 million which will expire in the year 2012. A capital loss carryforward of approximately $2.3 million which relates to the sale of Herschel will expire in the year 2001.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)

7. Income Taxes (continued)

Components of income tax expense (benefit) are as follows:

                                        Successor           |                       Predecessor
                                   --------------------     |     -----------------------------------------------
                                                            |                    Fiscal year ended
                                     Period of seven        |      Period of five
                                       months ended         |       months ended      November 2,      October 28
                                     November 1, 1997       |      March 26, 1997         1996            1995
                                   --------------------     |     ----------------- ---------------- --------------
Continuing operations:                                      |
  Current:                                                  |
    Federal                                $   148          |          $(1,541)          $ 3,951           $ 3,768
    State                                       38          |             (421)            1,199             1,152
                                           -------          |          -------           -------           -------
                                               186          |           (1,962)            5,150             4,920
  Deferred                                   1,871          |            1,328             1,100               800
                                           -------          |          -------           -------           -------
                                             2,057          |             (634)            6,250             5,720
Discontinued operations:                                    |
  Current                                     --            |             --                 367               427
  Deferred                                    --            |             --                (367)             (618)
                                           -------          |          -------           -------           -------
                                              --            |             --                --                (191)
                                           -------          |          -------           -------           -------
Total                                      $ 2,057          |          $  (634)          $ 6,250           $ 5,529
                                           =======          |          =======           =======           =======

Total reported income tax expense differs from the tax that would have resulted by applying the statutory expected federal income tax rate to income before taxes. The reasons for these differences are as follows:


                                        Successor           |                       Predecessor
                                   --------------------     |     -----------------------------------------------
                                                            |                    Fiscal year ended
                                     Period of seven        |      Period of five
                                       months ended         |       months ended      November 2,      October 28
                                     November 1, 1997       |      March 26, 1997         1996            1995
                                   --------------------     |     ----------------- ---------------- --------------
Income tax at federal statutory rate       $ 1,163          |          $  (639)          $ 5,098         $ 3,764
Increases in taxes resulting from:                          |
  State income taxes, net of federal                        |
    income tax effect                          306          |              (79)              833             897
  Goodwill amortization                        391          |               72               178             215
  Capital loss carryforward                   --            |             --                --               755
  Other, net                                   197          |               12               141             102
  Reduction of prior year overaccruals        --            |             --                --              (204)
                                           -------          |          -------           -------         -------
                                           $ 2,057          |          $  (634)          $ 6,250         $ 5,529
                                           =======          |          =======           =======         =======


                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


8.  Employment Commitments

The Company has employment agreements with two officers of the Company which provide for annual salaries amounting to approximately $700. Upon termination of employment for death, disability or without cause, compensation may be continued for a period not to exceed eighteen months.

  9.  Profit Sharing Plan

The Company has a profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for discretionary employer contributions and allows voluntary participant contributions. Company contributions are determined by its Board of Directors. The Company accrued expense in connection with the profit sharing plan of $729, $85, $881 and $804 for the seven-month and five-month periods of 1997 and for fiscal 1996 and 1995, respectively.

10.  Discontinued Operations

During fiscal 1996, the Company completed the sale of its wholly-owned subsidiary, Herschel Corporation (Herschel), a manufacturer and wholesale distributor of equipment parts for use in the farming industry. Herschel is reported as a discontinued segment of the business; accordingly, its operating results are segregated in the fiscal 1995 consolidated statement of income.
Summarized financial information of Herschel's income from discontinued operations follows:


                                                        Fiscal year ended
                                                         October 28, 1995
                                                      ------------------------

     Net sales                                               $22,970
     Income before income taxes                                1,286
     Income taxes                                                474
     Income from discontinued operations                         812

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


11.  Transactions with Related Parties

Certain investment funds managed by Butler Capital Corporation ("BCC") owned a majority of the outstanding common stock of the Company (see Note 1 regarding acquisition by Childs and CT Holding). The BCC Funds also held the 7% convertible notes (see Note 4) which were retired in connection with the purchase of the BCC common stock. Interest paid on such notes was approximately $171, $1,425 and $883 for the period of five months ended March 26, 1997 and for fiscal 1996 and 1995, respectively.

Included in costs associated with acquiring the Company and related deferred financing costs is an advisory and financing fee of $1.7 million paid to Childs in consideration of services regarding the planning, structuring and negotiating of the acquisition and related financings.

For the period of seven months ended November 1, 1997, Childs was paid a management and consulting services fee of approximately $140 under a five-year agreement, annually renewable thereafter, requiring annual payments of $240.

The Company purchases inventory from two suppliers who are controlled by the BCC Funds. Purchases from these suppliers aggregated approximately $1,605, $6,228 and $6,254 for the period of five months ended March 26, 1997 and for fiscal 1996 and 1995, respectively.


12.  Guarantee of Senior Notes

The Senior Notes described in Note 4 are guaranteed jointly and severally, fully and unconditionally by Country General, the Company's wholly-owned subsidiary.

As a result of the acquisition of Country General by the Company as discussed in
Note 2, a new basis of accounting has been reflected in Country General's financial statements reflecting the fair values for Country General's assets and liabilities at that date.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


12.  Guarantee of Senior Notes (continued)

Summarized financial information for Country General as of year-end and from the date of acquisition, is as follows:

                                                                                   November 1, 1997
                                                                                --------------------
Balance sheet data Current assets:
  Accounts receivable                                                                $   6,049
  Inventory                                                                            102,571
  Other                                                                                  7,702
                                                                                     ---------
                                                                                       116,322
Property and equipment, net of allowances for depreciation                              16,673
Other noncurrent assets, principally goodwill and deferred financing costs              53,109
                                                                                     ---------
                                                                                     $ 186,104
                                                                                     =========

Current liabilities, principally accounts payable and accrued expenses               $  38,696
Noncurrent liabilities, principally amounts due to related parties                      11,434
Stockholder's equity                                                                   135,974
                                                                                     ---------
                                                                                     $ 186,104
                                                                                     =========

                                                                                   Period of four
                                                                                    months ended
                                                                                  November 1, 1997
                                                                                ---------------------
Income statement data
Net sales                                                                            $  99,381
Cost of sales                                                                           71,095
                                                                                     ---------
Gross profit                                                                            28,285

Selling, general and administrative and other expenses                                  26,719
                                                                                     ---------
Operating income                                                                         1,567

Interest expense to related party                                                        3,201
                                                                                     ---------
Loss before income taxes                                                                (1,634)

Income tax credit                                                                         (613)
                                                                                     ---------
Net loss                                                                             $  (1,021)
                                                                                     =========

Cash flow data
Net cash flows provided by (used in):
  Operating activities                                                               $  (1,736)
  Investing activities, principally capital expenditures                                  (415)
  Financing activities, principally change in amounts due to related parties, less
    payment of deferred financing costs of $2,340                                        5,548


                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)



13.  Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended November 1, 1997 and November 2, 1996:

                                                   Predecessor                                  Successor
                                      ----------------------------------  |  -----------------------------------------------
                                                                          |
                                         First        February 2, 1997    |   March 27,1997      Third           Fourth
                                        Quarter       to March 26, 1997   |   to May 3, 1997    Quarter          Quarter
                                      -------------  ------------------   |   --------------   -----------      ---------
Fiscal year ended November 1, 1997:                                       |
  Net sales                           $  71,479         $  34,569         |     $  35,168       $ 129,216        $ 140,738
  Gross profit                           20,409            10,358         |        10,634          36,649           41,497
  Operating income (loss)                 2,538            (1,231)        |         2,832           9,519            2,534
  Net income (loss) as reported           1,141            (1,848)        |           732           1,305           (2,076)
  Restatements                             (540)(1)          --           |          --             1,404(2)          --
                                      ---------         ---------         |     ---------       ---------        ---------
    Net income (loss) as restated           601            (1,848)        |           732           2,709           (2,076)
    Ratio (deficiency) of earnings                                        |
      to fixed charges                     1.6x              (910)        |          1.8x            1.9x           (2,871)


                                                                     Predecessor
                                               --------------------------------------------------------

                                                  First          Second          Third          Fourth
                                                 Quarter         Quarter        Quarter         Quarter
                                               --------------------------------------------------------

Fiscal year ended November 2, 1996:
  Net sales                                      $69,967         $62,989        $86,169         $73,895
  Gross profit                                    18,862          19,245         25,417          22,268
  Operating income                                 2,580           3,368          6,972           3,737
  Net income                                       1,280           1,684          3,937           1,843
  Ratio of earnings to fixed charges                3.8x            4.1x           8.7x            4.3x

----------
(1)      The  restatement of net income for the first quarter of 1997 reflects the after-tax  effect of bridge loan financing  costs and interest  expense  incurred during the first quarter by JWC Acquisition I, Inc. prior to its merger into the Company on
         March 27,  1997.  The bridge loan was retired from the proceeds of the Senior Notes issued by the Company on March 27, 1997 and, accordingly,  the financing costs and interest expense were "pushed- down" to the Predecessor results of operations of the Company  during the period the bridge loan was  outstanding.  The period from  February 2, 1997 to March 26,  1997,  as reported, reflects the effect of the "push-down" of such costs.

(2)      The  restatement of net income for the third quarter of 1997 reflects the after-tax  effect of financing  costs expensed in that quarter relating to the Company's Credit Facility which were subsequently recorded as a deferred asset.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                    UNAUDITED PRO FORMA RESULTS OF OPERATIONS

                           Year ended November 1, 1997
                            (In thousands of dollars)


Pro forma results of operations for the year ended November 1, 1997 presented below are based on the historical results of operations of Central Tractor Farm & Country, Inc. ("the Company"), as Successor, and its Predecessor, adjusted to give effect to: (i) the acquisition of the Company as of March 27, 1997; (ii) the acquisition of Country General, Inc. as of June 26, 1997; and (iii) debt financing arrangements relating to the acquisitions, as though these transactions had occurred at the beginning of fiscal 1997.

The pro forma adjustments are based upon available data that the Company believes are reasonable. However, the pro forma results of operations for the year ended November 1, 1997 are not necessarily indicative of the Company's results of operations that might have occurred had the aforementioned transactions been completed as of the dates indicated above and do not purport to represent what the Company's results of operations might be for any future date. The Unaudited Pro Forma Results of Operations should be read in conjunction with the consolidated financial statements of the Company and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

The acquisitions of the Company and Country General, Inc. were accounted for using the purchase method of accounting.

                                         Historical Results of Operations
                             -----------------------------------------------------------
                             Central Tractor Farm & Country, Inc.
                             ------------------------------------             Country
                                  Successor           Predecessor          General, Inc.
                                  ---------           -----------          -------------
                                 Seven months         Five months                                                   Pro Forma for
                                    ended                ended             Eight months                               year ended
                                 November 1,           March 26,          ended June 25,           Pro Forma         November 1,
                                     1997                 1997                 1997               Adjustments            1997
                               ----------------      --------------      -----------------      ---------------    ----------------
Net sales                          $ 305,122          $ 106,048               $ 188,987                                $ 600,157
Cost of sales                        216,342             75,281                 135,603                                  427,226
                                   ---------          ---------               ---------                                ---------
Gross profit                          88,780             30,767                  53,384                                  172,931

Selling, general and
  administrative expenses             72,142             29,045                  39,382            $     100(1)          140,669
Amortization of intangibles            1,753                415                    --                  1,266(2)            3,434
                                   ---------          ---------               ---------            ---------           ---------
Operating income                      14,885              1,307                  14,002               (1,366)             28,828

Interest expense                      11,463              3,188                   3,570                3,829(3)           22,050
                                   ---------          ---------               ---------            ---------           ---------
Income before income                   3,422             (1,881)                 10,432               (5,195)              6,778
  taxes

Income taxes                           2,057               (634)                  4,197               (2,260)(4)           3,360
                                   ---------          ---------               ---------            ---------           ---------
Net income                         $   1,365          $  (1,247)              $   6,235            $  (2,935)          $   3,418
                                   =========          =========               =========            =========           =========

Ratio of earnings to fixed
  charges (5)                                                                                                             1.3x
                                                                                                                       =========

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

               NOTES TO UNAUDITED PRO FORMA RESULTS OF OPERATIONS
                            (In thousands of dollars)




(1) Represents an annual management fee of $240 charged by J. W. Childs Associates, L.P. pro rated for the five months ended March 26, 1997.

(2) Represents the incremental amount of goodwill amortization (over periods of 40 years) as a result of the increase in goodwill attributable to the acquisition of the Company and the acquisition of Country General, Inc.

(3) Represents the incremental amount of interest expense relating to the acquisition of the Company and the acquisition of Country General computed as follows:


Interest expense related to new debt and remaining debt
  outstanding after the acquisitions:
  Senior Notes                                                         $ 11,156
  Term Loan                                                               4,100
  Revolving Credit Facility                                               5,321
  Amortization of deferred financing costs                                1,298
  Interest on capital leases                                                175
                                                                       --------
                                                                         22,050
Less historical interest expense:
    Successor                                                           (11,463)
    Predecessor                                                          (3,188)
    Country General, Inc.                                                (3,570)
                                                                       --------
Pro forma adjustment                                                   $  3,829
                                                                       ========

     Interest expense was calculated using the following average rates: (a) Senior Notes - 10.625%; (b) Term Loan - 8.2%; and (c) Revolving Credit Facility - 8.0%. Interest expense related to the Revolving Credit Facility was based on an annual average of approximately $66,500 of borrowings outstanding.

(4) Represents the reduction in income tax to record the income tax benefit related to the pro forma adjustments for the management fee, the portion of the incremental amount of goodwill amortization relating to the Country General, Inc. acquisition that is tax deductible, and incremental interest expense, computed using an effective income tax rate of 40%. No tax benefit was provided relating to the portion of the incremental amount of goodwill amortization relating to the acquisition of the Company, since such amounts will not be deductible for income tax purposes.

(5) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs, and 20.0% of the rent expense from operating leases which the Company believes is a reasonable approximation of the interest factor in the rent.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                        Valuation and Qualifying Accounts

                                   Schedule II


                                                               Allowance for
                                                               Trade Receivables
                                                               -----------------


               Balance at October 29,1994                         $(168,000)
                 Credited to expense                                 30,500
                 Write-off of uncollectible accounts                 65,500
                                                                  ---------
               Balance at October 28, 1995                          (72,000)
                 Credited to expense                                 20,500
                 Write-off of uncollectible accounts                  1,500
                                                                  ---------
               Balance at November 2, 1996                          (50,000)
                 Credited to expense                                  4,700
                                                                  ---------
               Balance at March 26, 1997                            (45,300)
                 Debited to expense                                 (54,436)
                 Write-off of uncollectible accounts                 49,736
                 Acquired from Country General, Inc.               (336,000)
                                                                  ---------
               Balance at November 1, 1997                        $(386,000)
                                                                  =========

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRAL TRACTOR FARM & COUNTRY, INC.




DATED: January 30, 1998                   By: /s/ James T. McKitrick
                                             James T. McKitrick, President
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED: January 30, 1998


/s/ James T. McKitrick         President and Chief Executive Officer, Director
James T. McKitrick             (Principal Executive Officer)


/s/ Dean Longnecker            Executive Vice President and Chief Operating
Dean Longnecker                Officer, Director


/s/ Denny L. Starr             Senior Vice President, Finance and Chief
Denny L. Starr                 Financial Officer (Principal Financial and
                               Accounting Officer)

/s/ John W. Childs             Director
John W. Childs

/s/ Jerry D. Horn              Director
Jerry D. Horn

/s/ Stephen G. Segal           Director
Stephen G. Segal

/s/ Adam L. Suttin             Director
Adam L. Suttin

/s/ Jeffrey B. Swartz          Director
Jeffrey B. Swartz

/s/ William E. Watts           Director
William E. Watts

/s/ Habib Y. Gorgi             Director
Habib Y. Gorgi

/s/ Peter Lamm                 Director
Peter Lamm

___________________            Director
Richard C. Dresdale