Form 10-Q
period 1998-01-31
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1998-03-17
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  -------------

                                    FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended         January 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1998: 100. All of the registrant's stock is held by CT Holding, Inc. and is not publicly traded.

                                       CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                       INDEX

PART I.           FINANCIAL INFORMATION                                                                PAGE

 ITEM 1.          FINANCIAL STATEMENTS

         Condensed consolidated balance sheets, January 31, 1998
         (unaudited) and November 1, 1997................................................................3

         Condensed consolidated statements of income (unaudited), for the three months ended January 31, 1998 and February 1, 1997........................................4

         Condensed consolidated statements of cash flows (unaudited), for the three months ended January 31, 1998 and February 1, 1997........................................5
         Notes to condensed consolidated financial statements (unaudited)................................6

 ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS..........................................................................8

PART II.          OTHER INFORMATION

 ITEM 1.          LEGAL PROCEEDINGS.....................................................................12

 ITEM 2.          CHANGES IN SECURITIES.................................................................12

 ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.......................................................12

 ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS......................................................................12

 ITEM 5.          OTHER INFORMATION.....................................................................12

 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K......................................................12

 INDEX TO EXHIBITS.................................................................,....................14

         Exhibit 12 - Statement Re:  Computation of Ratio of
                  Earnings to Fixed Charges
         Exhibit 27 - Financial Data Schedule (electronic copy only)
         Exhibit 99 - Important Factors Regarding Forward-Looking Statements

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)
                                                            January 31,           November 1,
                                                               1998                  1997
                                                            -----------          ------------
                                                            (unaudited)             (Note)
ASSETS
     Current assets:
        Cash and cash equivalents                            $  5,757              $  7,378
        Recoverable income taxes                                2,513                 2,513
        Trade receivables, net                                  6,538                 7,264
        Inventory                                             217,500               222,117
        Deferred income taxes                                   3,215                 4,000
        Other                                                   2,671                 3,136
                                                             --------              --------
     Total current assets                                     238,194               246,408

     Property, improvements and equipment, net                 42,964                43,195
     Goodwill, net                                            134,855               135,612
     Other assets                                               9,197                 9,020
                                                             --------              --------
     Total assets                                            $425,210              $434,235
                                                             ========              ========


LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
        Note payable to bank                                 $ 51,030              $ 60,750
        Current portion of long-term debt and capital
            lease obligations                                   3,167                 3,170
        Accounts payable                                       69,718                68,015
        Accrued expenses and other liabilities                 28,778                28,834
                                                             --------              --------
     Total current liabilities                                152,693               160,769

     Long-term debt, less current portion                     150,500               152,000
     Other long-term liabilities                                1,880                 1,919
                                                             --------              --------
     Total liabilities                                        305,073               314,688

     Stockholder's equity:
        Common stock, $.01 par value: Authorized
            shares-3,000; issued and outstanding
            shares-100 (wholly-owned by CT Holding,Inc.)         --                    --
        Additional paid-in capital                            118,920               118,920
        Retained earnings                                       1,217                   627
                                                             --------              --------
     Total stockholder's equity                               120,137               119,547
                                                             --------              --------
     Total liabilities and stockholder's equity              $425,210              $434,235
                                                             ========              ========



Note: The balance sheet at November 1, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.


CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed  Consolidated Statements of Income (Unaudited)
(In thousands)


                                                               Three months ended
                                                    ---------------------------------------
                                                        SUCCESSOR       |      PREDECESSOR
                                                    -----------------   |   ----------------
                                                    January 31, 1998    |   February 1, 1997
                                                    -----------------   |   ----------------
Net sales                                               $144,393        |      $ 71,479
Cost of sales                                            102,774        |        51,070
                                                        --------        |      --------
Gross profit                                              41,619        |        20,409
                                                                        |
Selling, general and administrative expenses              34,094        |        17,614
Amortization of intangibles                                  866        |           257
                                                        --------        |      --------
Operating income                                           6,659        |         2,538
                                                                        |
Interest expense                                           5,284        |           525
                                                        --------        |      --------
Income  before income taxes                                1,375        |         2,013
Income taxes                                                 785        |           872
                                                        --------        |      --------
Net income                                              $    590        |      $  1,141
                                                        ========        |      ========
                                                                        |
Ratio of earnings to fixed                                              |
  charges                                                 1.2x          |         3.0x
                                                        ========        |      ========



See accompanying notes to condensed consolidated financial statements.

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated  Statements of Cash Flows (Unaudited)
 (In thousands)


                                                                     Three months ended
                                                          ---------------------------------------
                                                              SUCCESSOR       |      PREDECESSOR
                                                          -----------------   |   ----------------
                                                          January 31, 1998    |   February 1, 1997
                                                          -----------------   |   ----------------
Operating activities                                                          |
Net income                                                      $    590      |     $  1,141
Adjustments to reconcile net income to net                                    |
     cash provided by (used in) operations:                                   |
     Depreciation and amortization                                 2,447      |        1,175
     Deferred income taxes                                           785      |          748
     Changes in operating assets and liabilities                   7,459      |      (10,531)
                                                                --------      |     --------
Net cash provided by (used in) operating activities               11,281      |       (7,467)
                                                                              |
Investing activities                                                          |
     Purchases of property, improvements and equipment            (1,107)     |       (1,386)
     Other                                                          (532)     |         (813)
                                                                --------      |     --------
Net cash used in investing activities                             (1,639)     |       (2,199)
                                                                              |
Financing activities                                                          |
     Net (repayments) borrowings under line of credit             (9,720)     |       24,231
     Payments on long-term debt                                   (1,500)     |      (16,000)
     Other                                                           (43)     |          209
                                                                --------      |     --------
Net cash (used in) provided by financing activities              (11,263)     |        8,440
                                                                              |
                                                                --------      |     --------
Net decrease in cash and cash equivalents                         (1,621)     |       (1,226)
                                                                              |
Cash and cash equivalents at beginning of period                   7,378      |        3,809
                                                                --------      |     --------
Cash and cash equivalents at end of period                      $  5,757      |     $  2,583
                                                                ========      |     ========




See accompanying notes to condensed consolidated financial statements.

                       CENTRAL TRACTOR FARM & COUNTRY INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

NOTE 1. PRESENTATION OF FINANCIAL INFORMATION

         Central Tractor Farm & Country, Inc. is a wholly-owned subsidiary of CT Holding, Inc. ("CT Holding"), an affiliate of J.W. Childs Equity Partners, L.P. ("Childs"). The consolidated financial statements include Central Tractor Farm & Country, Inc. and its wholly-owned subsidiary, Country General, Inc. (hereinafter collectively "the Company").

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

         The condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany items and transactions have been eliminated in the consolidation. In the preparation of the condensed unaudited consolidated financial statements, all adjustments (consisting of normal recurring accruals) have been made which are, in the opinion of management, necessary for the fair and consistent presentation of such financial statements. The operating results for the interim periods are not necessarily indicative of the results that may be expected for the year.

         It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report on Form 10-K for the year ended November 1, 1997 ("Form 10-K").

NOTE 2. Acquisitions

         As more fully described in the Company's Form 10-K for the year ended November 1, 1997, the Company was acquired, effective March 27, 1997, by Childs for approximately $159,393 (the "Acquisition"). The Acquisition was partially funded by a public offering of $105,000 aggregate principal amount of Senior Notes. The Acquisition was accounted for as a purchase and a new basis of accounting has been reflected in the Company's financial statements reflecting the fair values for the Company's assets and liabilities as of March 27, 1997. The financial statements of the Company for periods prior to March 27, 1997 are presented on the historical cost basis of accounting. A line has been placed in the financial statements to distinguish between Predecessor and Successor activity.

         Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. ("Country General"), an agricultural specialty retailer, for approximately $136,995 (the "Country General Acquisition"). Country General operates a chain of 114 agricultural retail stores. The transaction was accounted for as a purchase. As more fully described in the Company's Form 10-K, the Country General Acquisition was partially funded by a $49,750 cash equity contribution from CT Holding and the remainder by funds drawn on the Company's amended and restated credit facility, which provides for a $50,000 6-year term loan facility and a $100,000 revolving credit facility (collectively, the "Credit Facility").

         Country General's accounts and transactions are included in the accompanying condensed consolidated financial statements from the date of acquisition.

         In allocating the purchase price to the assets and liabilities based on fair values, a $3,358 reserve was recorded for the estimated cost, principally lease liabilities, to close nine acquired stores during fiscal 1998; and a $2,866 reserve was recorded for the cost of severance payments to identified employees in connection with the closing of Country General's corporate headquarters. As of January 31, 1998 and November 1, 1997, the reserve for severance had been reduced to $1,788 and $2,722, respectively, as a result of payments to terminated employees. No material changes to the store closing reserve had been made as of January 31, 1998.


NOTE 3. DEFERRED CATALOG COSTS

         The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The amount of unamortized deferred catalog costs at January 31, 1998 and February 1, 1997 was $595 and $56, respectively, and $48 at November 1, 1997.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         First Quarter of Fiscal 1998 Compared to First Quarter of Fiscal 1997

         Net sales for the first quarter of fiscal 1998 were $144.4 million, an increase of $72.9 million, or 102.0%, as compared to total net sales for the first quarter of fiscal 1997 of $71.5 million. This increase was due principally to the acquisition of 118 stores in fiscal 1997, primarily through the Country General Acquisition. Net sales includes $68.7 million of Country General sales during the first quarter of fiscal 1998. In addition, the Company had a full quarter of operations for the 4 new stores opened in fiscal 1997 and a comparable store sales increase of 2.3% for Central Tractor stores.

         Gross profit for the first quarter of fiscal 1998 was $41.6 million, an increase of $21.2 million or 103.9%, as compared to $20.4 million for the first quarter of fiscal 1997. Gross profit as a percentage of net sales remained relatively constant at 28.8% for the first quarter of fiscal 1998, as compared to 28.6% for the first quarter of fiscal 1997.

         Selling, general and administrative (SGA) expenses for the first quarter of fiscal 1998 were $34.1 million, an increase of $16.5 million, or 93.6%, as compared to the first quarter of fiscal 1997. This increase was due primarily to costs related to the operation of the Country General stores and other stores opened and acquired during fiscal 1997. SGA expenses as a percentage of net sales decreased to 23.6% for the first quarter of fiscal 1998 as compared to 24.6% for the first quarter of fiscal 1997, due primarily to proportionately higher levels of SGA expenses in the first quarter of fiscal 1997 in stores opened and acquired during fiscal 1996.

         Amortization of intangibles was $0.9 million for the first quarter of fiscal 1998 and $0.3 million for the first quarter of fiscal 1997. The increase is due to the additional goodwill incurred in the Acquisition and the Country General Acquisition.

         Operating income for the first quarter of fiscal 1998 was $6.7 million, an increase of $4.2 million, or 162.3%, as compared to $2.5 million for the first quarter of fiscal 1997. Operating income as a percentage of net sales increased to 4.6% for the first quarter of fiscal 1998 from 3.6% for the first quarter of fiscal 1997. The increase was the result of the factors affecting sales, gross profit and SGA as discussed above.

         Interest expense for the first quarter of fiscal 1998 was $5.3 million, an increase of $4.8 million as compared to $0.5 million for the first quarter of fiscal 1997. This increase was primarily due to the additional debt incurred to the fund the Acquisition, the Country General Acquisition and the short term borrowing needs of the consolidated entity.

         Income taxes for the first quarter of fiscal 1998 were $0.8 million, a decrease of $0.1 million as compared to the first quarter of fiscal 1997. Income tax as a percentage of pretax earnings was 57.1% in 1998, compared to 43.3% in 1997. This increase is due primarily to amortization of goodwill related to the Acquisition, which is not deductible for income tax purposes.

         Net income for the first quarter of fiscal 1998 was $0.6 million, as compared to $1.1 million for the first quarter of fiscal 1997 as a result of the factors discussed above.

         Liquidity and Capital Resources

         In addition to cash to fund operations, the Company's primary on-going cash requirements are those necessary for the Company's expansion and relocation programs, including inventory purchases and capital expenditures, and debt service. The Company's primary sources of liquidity have been funds provided from operations, borrowings pursuant to the Company's revolving and term credit facilities, short-term trade credit and additional equity investments.

         On January 31, 1998, the Company had working capital of $85.5 million, which was a $0.1 million decrease from working capital of $85.6 million on November 1, 1997. This decrease resulted primarily from the repayment of $9.7 million on the Company's revolving credit facility, offset by a decrease in inventory and changes in other current assets and liabilities.

         Net cash provided by operating activities increased to $11.3 million for the first quarter of fiscal 1998. This was an increase of $18.8 million from the first quarter of fiscal 1997, which resulted in $7.5 million of cash used in operating activities. This increase resulted primarily from an increase in accounts payable and accrued expenses in the first quarter of fiscal 1998, as compared to a decrease in the first quarter of fiscal 1997, and a larger decrease in inventory during the first quarter of fiscal 1998 as compared to the same period in the prior year. The Company's capital expenditures were $1.1 million and $1.4 million for the first quarter of fiscal 1998 and 1997, respectively. In addition, the Company had net repayments of debt of $11.3 million during the first quarter of fiscal 1998 as compared to net borrowings of $8.2 million during the first quarter of fiscal 1997.

         In connection with the Acquisition, the Company consummated a public offering of $105.0 million aggregate of 10 5/8% Senior Notes (the "Senior
Notes"). The Senior Notes mature on April 1, 2007 with interest payable semiannually in arrears on April 1 and October 1. The Senior Notes may be redeemed beginning April 1, 2002 at a price of 105.3125% of the principal amount decreasing approximately 1.77% annually thereafter until April 1, 2005 at which time they are redeemable at face value. Furthermore, notwithstanding the foregoing, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a price of 110% of the principal amount with the net cash proceeds of a public equity offering within 60 days of closing such offering.

         In connection with the Country General Acquisition, on July 3, 1997, the Company amended and restated the Credit Facility (consisting of a $50.0 million, six-year term loan facility, which has been fully funded, and a $100.0 million revolving credit facility, under which $51.0 million was outstanding as of January 31, 1998). The Credit Facility will mature on June 30, 2003 and borrowings will bear interest at rates based upon prime or Eurodollar rates plus an applicable margin.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                          None

ITEM 5.           OTHER INFORMATION                                         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS - See Index to Exhibits included elsewhere herein.

         (b)      FORM 8-K                                                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 1998                  Central Tractor Farm & Country, Inc.




                                       /s/Denny L. Starr
                                       Denny L. Starr
                                        Senior Vice President, Finance and
                                        Chief Financial Officer

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                INDEX TO EXHIBITS

                                                                           Page



EXHIBIT 12     Statement Re:  Computation of Ratio of Earnings
               to Fixed Charges.............................................15

EXHIBIT 27     Financial Data Schedule (electronic copy only)...............16


EXHIBIT 99     Important Factors Regarding Forward-Looking Statements.......17