Form 10-Q
period 1998-05-02
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1998-06-15
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  -------------

                                    FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended         May 2, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1998: 100. All of the registrant's stock is held by CT Holding, Inc. and is not publicly traded.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                        PAGE

ITEM 1.          FINANCIAL STATEMENTS

        Condensed consolidated balance sheets, May 2, 1998 (unaudited) and November 1, 1997......................3

        Condensed consolidated statements of income (unaudited), for the three months and six months ended
        May 2, 1998 and the three months and six months ended May 3, 1997........................................4

        Condensed consolidated statements of cash flows (unaudited), for the six months ended May 2, 1998 and
        May 3, 1997..............................................................................................5

        Notes to condensed consolidated financial statements (unaudited).........................................6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS...........................................................................8

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS..............................................................................12

ITEM 2.          CHANGES IN SECURITIES..........................................................................12

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES................................................................12

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................12

ITEM 5.          OTHER INFORMATION..............................................................................12

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

INDEX TO EXHIBITS...............................................................................................14
        Exhibit 12 - Statement Re:  Computation of Ratio of Earnings to Fixed Charges
        Exhibit 27 - Financial Data Schedule (electronic copy only)
        Exhibit 99 - Important Factors Regarding Forward-Looking Statements

                                                         2

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)
                                                         May 2,      November 1,
                                                         1998           1997
                                                      -----------    -----------
                                                      (unaudited)      (Note)
ASSETS
   Current assets:
      Cash and cash equivalents                        $ 14,979      $  7,378
      Recoverable income taxes                            2,175         2,513
      Trade receivables, net                              6,612         7,264
      Inventory                                         223,364       222,117
      Deferred income taxes                               1,936         4,000
      Other                                               4,409         3,136
                                                       --------      --------
   Total current assets                                 253,475       246,408

   Property, improvements and equipment, net             41,977        43,195
   Goodwill, net                                        133,614       135,612
   Other assets                                           8,902         9,020
                                                       --------      --------
   Total assets                                        $437,968      $434,235
                                                       ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
      Note payable to bank                             $ 53,000      $ 60,750
      Current portion of long-term debt and capital
        lease obligations                                 3,165         3,170
      Accounts payable                                   85,774        68,015
      Accrued expenses and other liabilities             22,058        28,834
                                                       --------      --------
   Total current liabilities                            163,997       160,769

   Long-term debt, less current portion                 150,500       152,000
   Other long-term liabilities                            1,840         1,919
                                                       --------      --------
   Total liabilities                                    316,337       314,688

   Stockholder's equity:
      Common stock, $.01 par value: Authorized
        shares-3,000; issued and outstanding
        shares-100 (wholly-owned by CT Holding,Inc.)       --            --
      Additional paid-in capital                        119,040       118,920
      Retained earnings                                   2,591           627
                                                       --------      --------
   Total stockholder's equity                           121,631       119,547
                                                       --------      --------
   Total liabilities and stockholder's equity          $437,968      $434,235
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

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed  Consolidated Statements of Income (Unaudited)
(In thousands)
                                                              SUCCESSOR                    PREDECESSOR
                                                 ---------------------------------  |   -----------------
                                                  Three months      March 27, 1997  |    February 2, 1997
                                                     ended               to         |           to
                                                  May 2, 1998         May 3, 1997   |      March 26,1997
                                                 ---------------------------------  |   -----------------
                                                                                    |
Net sales                                         $ 143,717            $  35,168    |        $  34,569
Cost of sales                                       101,216               24,534    |           24,211
                                                  ---------            ---------    |        ---------
Gross profit                                         42,501               10,634    |           10,358
                                                                                    |
Selling, general and administrative expense          33,473                7,595    |           11,431
Amortization of intangibles                             860                  207    |              158
                                                  ---------            ---------    |        ---------
Operating income (loss)                               8,168                2,832    |           (1,231)
                                                                                    |
Interest expense                                      5,514                1,477    |            1,711
                                                  ---------            ---------    |        ---------
Income (loss) before income taxes                     2,654                1,355    |           (2,942)
Income taxes                                          1,279                  623    |           (1,094)
                                                  ---------            ---------    |        ---------
Net income (loss)                                 $   1,375            $     732    |        $  (1,848)
                                                  =========            =========    |        =========
                                                                                    |
Ratio (deficiency) of earnings to fixed charges         1.4x                 1.8x   |        $  (2,942)
                                                  =========            =========    |        =========
                                                                SUCCESSOR                   PREDECESSOR
                                                  --------------------------------  |   -----------------
                                                   Six months       March 27, 1997  |    November 3, 1996
                                                     ended                 to       |           to
                                                  May 2, 1998         May 3, 1997   |      March 26, 1997
                                                  --------------------------------  |   -----------------
                                                                                    |
Net sales                                         $ 288,110            $  35,168    |        $ 106,048
Cost of sales                                       203,990               24,534    |           75,281
                                                  ---------            ---------    |        ---------
Gross profit                                         84,120               10,634    |           30,767
                                                                                    |
Selling, general and administrative expense          67,568                7,595    |           29,045
Amortization of intangibles                           1,726                  207    |              415
                                                  ---------            ---------    |        ---------
Operating income                                     14,826                2,832    |            1,307
                                                                                    |
Interest expense                                     10,798                1,477    |            3,188
                                                  ---------            ---------    |        ---------
Income (loss) before income taxes                     4,028                1,355    |           (1,881)
Income taxes                                          2,064                  623    |             (634)
                                                  ---------            ---------    |        ---------
Net income (loss)                                 $   1,964            $     732    |        $  (1,247)
                                                  =========            =========    |        =========
                                                                                    |
Ratio (deficiency) of earnings to fixed charges         1.3x                 1.8x   |        $  (1,881)
                                                  =========            =========    |        =========


     See accompanying notes to condensed consolidated financial statements.

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated  Statements of Cash Flows (Unaudited)
(In thousands)

                                                                       SUCCESSOR                   PREDECESSOR
                                                         --------------------------------   |   -----------------
                                                          Six months       March 27, 1997   |    November 3, 1996
                                                            ended                 to        |           to
                                                         May 2, 1998         May 3, 1997    |      March 26, 1997
                                                         -----------       --------------   |   -----------------
                                                                                            |
Operating Activities                                                                        |
Net income (loss)                                         $   1,964            $     732    |        $  (1,247)
Adjustments to reconcile net income (loss) to net                                           |
   cash provided by (used in) operations:                                                   |
   Depreciation and amortization                              4,887                  644    |            1,904
   Deferred income taxes                                      2,064                 --      |             --
   Changes in operating assets and liabilities                9,020                1,622    |          (12,916)
                                                          ---------            ---------    |        ---------
Net cash provided by (used in) operating activities          17,935                2,998    |          (12,259)
                                                                                            |
Investing Activities                                                                        |
   Purchases of property, improvements and equipment         (1,437)                (682)   |           (2,419)
   Cost of acquiring outstanding common                                                     |
     stock from predecessor shareholders                       --               (158,903)   |             --
   Other                                                        318                  363    |           (1,338)
                                                          ---------            ---------    |        ---------
Net cash used in investing activities                        (1,119)            (159,222)   |           (3,757)
                                                                                            |
Financing Activities                                                                        |
   Capital contribution from parent                             120               69,170    |             --
   Net (repayments) borrowings under line of credit and                                     |
     interim loan facility                                   (7,750)             (16,413)   |           29,244
   Payments on long-term debt                                (1,500)                --      |          (16,000)
   Proceeds from issuance of long-term debt                    --                113,000    |             --
   Financing costs related to new line of                                                   |
     credit, term loan and Senior Notes                        --                 (5,908)   |             --
   Other                                                        (85)                 (16)   |              183
                                                          ---------            ---------    |        ---------
Net cash (used in) provided by financing activities          (9,215)             159,833    |           13,427
                                                                                            |
Net increase(decrease) in cash and cash equivalents           7,601                3,609    |           (2,589)
                                                                                            |
Cash and cash equivalents at beginning of period              7,378                1,220    |            3,809
                                                          ---------            ---------    |        ---------
Cash and cash equivalents at end of period                $  14,979            $   4,829    |        $   1,220
                                                          =========            =========    |        =========


     See accompanying notes to condensed consolidated financial statements.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

NOTE 1.           PRESENTATION OF FINANCIAL INFORMATION

                  Central Tractor Farm & Country, Inc. is a wholly-owned subsidiary of CT Holding, Inc. ("CT Holding"), an affiliate of J.W. Childs Equity Partners, L.P. ("Childs"). The consolidated financial statements include Central Tractor Farm & Country, Inc. and its wholly-owned subsidiary, Country General, Inc. (hereinafter collectively the "Company").

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

NOTE 2.           ACQUISITIONS

                  As more fully described in the Form 10-K, the Company was acquired, effective March 27, 1997, by Childs for approximately $159,393 (the "Acquisition"). The Acquisition was partially funded by a public offering of $105,000 aggregate principal amount of Senior Notes. The Acquisition was accounted for as a purchase and a new basis of accounting has been reflected in the Company's financial statements reflecting the fair values for the Company's assets and liabilities as of March 27, 1997. The financial statements of the Company for periods prior to March 27, 1997 are presented on the historical cost basis of accounting. A line has been placed in the financial statements to distinguish between Predecessor and Successor activity.

                  Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. ("Country General"), an agricultural specialty retailer, for approximately $136,995 (the "Country General Acquisition"). Country General operates a chain of 114 agricultural retail stores. The transaction was accounted for as a purchase. As more fully described in the Form 10-K, the Country General Acquisition was partially funded by a $49,750 cash equity contribution from CT Holding and the remainder by funds drawn on the Company's amended and restated credit facility, which provides for a $50,000 6-year term loan facility and a $100,000 revolving credit facility (collectively, the "Credit Facility").

                  Country General's accounts and transactions are included in the accompanying condensed consolidated financial statements from the date of acquisition.

                  In allocating the purchase price to the assets and liabilities based on fair values, a $3,358 reserve was recorded for the estimated cost, principally lease liabilities, to close nine acquired stores during fiscal 1998; and a $2,866 reserve was recorded for the cost of severance payments to identified employees in connection with the closing of Country General's corporate headquarters. During March of 1998, the decision was made to close 12 of the acquired stores and effective April 1, 1998 the liquidation process commenced. The Company plans to be substantially complete with the liquidation process by the end of the third quarter of fiscal 1998. As of May 2, 1998 and November 1, 1997, the reserve for severance had been reduced to $1,398 and $2,722, respectively, as a result of payments to terminated employees. As of May 2, 1998 and November 1, 1997, the reserve for closed stores was $3,191 and $3,358, respectively, as a result of expenses of the liquidation process to date.

NOTE 3.           INTEREST RATE SWAP AGREEMENT

                  In March of 1998, the Company entered into an interest rate swap agreement (the "Swap Agreement") with a bank to reduce the impact of changes in interest rates on its floating term loan facility. Accordingly, the Swap Agreement was entered into for purposes other than trading. The Swap Agreement has an initial notional amount of $48,500. The notional amount decreases in tandem with the outstanding balance on the Company's term loan facility until the Swap Agreement's maturity on March 30, 2001. The Swap Agreement effectively fixes the interest rate on the term loan facility at 5.8525% plus the applicable margin. The Company is exposed to interest rate risk in the event of nonperformance by the counter party to the Swap Agreement. However, the Company does not anticipate nonperformance by the bank.

NOTE 4.           DEFERRED CATALOG COSTS

                  The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The amount of unamortized deferred catalog costs at May 2, 1998 and May 3, 1997 was $402 and $272, respectively, and $48 at November 1, 1997.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Second Quarter of Fiscal 1998 Compared to Second Quarter of Fiscal 1997

         Net sales for the second quarter of fiscal 1998 were $143.7 million, an increase of $74.0 million, or 106.1%, as compared to total net sales for the second quarter of fiscal 1997 of $69.7 million. This increase was due to the acquisition of 118 stores in fiscal 1997, including 114 in the Country General Acquisition, a full quarter of operations for the 4 new stores opened in fiscal 1997 and a comparable store sales increase of 16.5% for Central Tractor stores. Net sales includes $59.6 million of Country General sales during the second quarter of fiscal 1998. The increase in comparable store sales is attributable in part to the adverse effect on fiscal 1997 sales of mild winter and cool spring weather conditions in the Northeast and in part to warm early spring weather conditions in 1998.

         Gross profit for the second quarter of fiscal 1998 was $42.5 million, an increase of $21.5 million or 102.5%, as compared to $21.0 million for the second quarter of fiscal 1997, primarily as a result of the increase in net sales discussed above. Gross profit as a percentage of net sales remained relatively constant at 29.6% for the second quarter of fiscal 1998, as compared to 30.1% for the second quarter of fiscal 1997.

         Selling, general and administrative (SGA) expenses for the second quarter of fiscal 1998 were $33.5 million, an increase of $14.4 million, or 75.9%, as compared to the second quarter of fiscal 1997. This increase was due primarily to costs related to the operation of the Country General stores and other stores opened or acquired during fiscal 1997. SGA expenses as a percentage of net sales decreased to 23.3% for the second quarter of fiscal 1998 as compared to 27.3% for the second quarter of fiscal 1997, due primarily to proportionately lower levels of SGA expenses in the second quarter of fiscal 1998 in stores opened and acquired during fiscal 1996 and increased sales in the second quarter of fiscal 1998 in comparable stores.

         Amortization of intangibles was $0.9 million for the second quarter of fiscal 1998 and $0.4 million for the second quarter of fiscal 1997. The increase is due to the additional goodwill incurred in the Acquisition and the Country General Acquisition.

         Operating income for the second quarter of fiscal 1998 was $8.2 million, an increase of $6.6 million, or 410.2%, as compared to $1.6 million for the second quarter of fiscal 1997. Operating income as a percentage of net sales increased to 5.7% for the second quarter of fiscal 1998 from 2.3% for the second quarter of fiscal 1997. The increase was the result of the factors affecting sales, gross profit and SGA discussed above.

         Interest expense for the second quarter of fiscal 1998 was $5.5 million, an increase of $2.3 million as compared to $3.2 million for the second quarter of fiscal 1997. This increase was primarily due to the additional debt incurred to the fund the Country General Acquisition, the Acquisition and the short term borrowing needs of the consolidated entity.

         Income taxes for the second quarter of fiscal 1998 were $1.3 million, an increase of $1.8 million as compared to the second quarter of fiscal 1997. Income tax as a percentage of pretax earnings (loss) was 48.2% in 1998, compared to (29.7)% in 1997. This increase is due primarily to amortization of goodwill related to the Acquisition, which is not deductible for income tax purposes.

         Net income for the second quarter of fiscal 1998 was $1.4 million, as compared to a loss of $1.1 million for the second quarter of fiscal 1997, as a result of the factors discussed above.

         Six Months Ended May 2, 1998 Compared to Six Months Ended May 3, 1997

         Net sales for the six months ended May 2, 1998 were $288.1 million, an increase of $146.9 million, or 104.0%, as compared to total net sales for the six months ended May 3, 1997 of $141.2 million. This increase was due to the acquisition of 118 stores in fiscal 1997, including 114 in the Country General Acquisition, a full six months of operations for the 4 new stores opened in fiscal 1997 and a comparable store sales increase of 9.2% for Central Tractor stores. Net sales includes $128.2 million of Country General sales during the six months ended May 2, 1998. The increase in comparable store sales is primarily attributable to the adverse effect on fiscal 1997 sales of mild winter and cool spring weather conditions in the Northeast.

         Gross profit for the six months ended May 2, 1998 was $84.1 million, an increase of $42.7 million or 103.2%, as compared to $41.4 million for the six months ended May 3, 1997, primarily as the result of the increase in net sales discussed above. Gross profit as a percentage of net sales remained relatively constant at 29.2% for the six months ended May 2, 1998, as compared to 29.3% for the six months ended May 3, 1997.

         Selling, general and administrative (SGA) expenses for the six months ended May 2, 1998 were $67.6 million, an increase of $30.9 million, or 84.4%, as compared to the six months ended May 3, 1997. This increase was due primarily to costs related to the operation of the Country General stores and other stores opened or acquired during fiscal 1997. SGA expenses as a percentage of net sales decreased to 23.5% for the six months ended May 2, 1998 as compared to 25.9% for the six months ended May 3, 1997, due primarily to proportionately lower levels of SGA expenses in the six months ended May 2, 1998 in stores opened and acquired during fiscal 1996 and increased sales in the six months ended May 2, 1998 in comparable stores.

         Amortization of intangibles was $1.7 million for the six months ended May 2, 1998 and $0.6 million for the six months ended May 3, 1997. The increase is due to the additional goodwill incurred in the Acquisition and the Country General Acquisition.

         Operating income for the six months ended May 2, 1998 was $14.8 million, an increase of $10.7 million, or 258.2%, as compared to $4.1 million for the six months ended May 3, 1997. Operating income as a percentage of net sales increased to 5.2% for the six months ended May 2, 1998 from 2.9% for the six months ended May 3, 1997. The increase was the result of the factors affecting sales, gross profit and SGA discussed above.

         Interest expense for the six months ended May 2, 1998 was $10.8 million, an increase of $6.1 million as compared to $4.7 million for the six months ended May 3, 1997. This increase was primarily due to the additional debt incurred to the fund the Acquisition, the Country General Acquisition and the short term borrowing needs of the consolidated entity.

         Income taxes for the six months ended May 2, 1998 were $2.1 million, an increase of $2.1 million as compared to the six months ended May 3, 1997. Income tax as a percentage of pretax earnings (loss) was 51.2% in 1998, compared to (2.1)% in 1997. This increase is due primarily to amortization of goodwill related to the Acquisition, which is not deductible for income tax purposes.

         Net income for the six months ended May 2, 1998 was $2.0 million, as compared to a loss of $0.5 million for the six months ended May 3, 1997 as a result of the factors discussed above.

         Liquidity and Capital Resources

         In addition to cash to fund operations, the Company's primary on-going cash requirements are those necessary for the Company's expansion program, including inventory purchases and capital expenditures, and debt service. The Company's primary sources of liquidity have been funds provided from operations, borrowings pursuant to the Company's revolving and term credit facilities, short-term trade credit and additional equity investments.

         On May 2, 1998, the Company had working capital of $89.5 million, which was a $3.9 million increase from working capital of $85.6 million on November 1, 1997. This increase resulted primarily from a $7.6 million increase in cash and cash equivalents and the repayment of $7.8 million on the Company's revolving credit facility, partially offset by a net increase in accounts payable and accrued expenses.

         Net cash provided by operating activities was $17.9 million for the six months ended May 2, 1998. This was an increase of $27.2 million from the six months ended May 3, 1997, during which $9.3 million of cash was used in operating activities. This increase resulted primarily from a larger net increase in accounts payable and accrued expenses and a smaller increase in inventory, respectively, during the six months ended May 2, 1998 as compared to the same period in the prior year. The Company's capital expenditures were $1.4 million and $3.1 million for the six months ended May 2, 1998 and May 3, 1997, respectively. In addition, the Company had net repayments of debt of $9.3 million during the six months ended May 2, 1998 as compared to net borrowings of $109.8 million during the six months ended May 3, 1997.

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

         In connection with the Country General Acquisition, on July 3, 1997, the Company amended and restated the Credit Facility (consisting of a $50.0 million, six-year term loan facility, which has been fully funded, and a $100.0 million revolving credit facility, under which $53.0 million was outstanding as of May 2, 1998). The Credit Facility will mature on June 30, 2003 and borrowings will bear interest at rates based upon prime or Eurodollar rates plus an applicable margin. In March of 1998, the Company entered into an interest rate swap agreement with a bank for a notional amount of $48.5 million in order to fix the interest rate on the term loan facility. The notional amount decreases in tandem with the outstanding balance on the term loan facility until the swap agreement's maturity on March 30, 2001. The swap agreement effectively fixes the interest rate on the term loan facility at 5.8525% plus the applicable margin. The Company is exposed to interest rate risk in the event of nonperformance by the counter party to the swap agreement. However, the Company does not anticipate nonperformance by the bank.

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

         Seasonality

         Unlike many specialty retailers, historically the Company has generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the third quarter of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the second quarter. The Company expects these trends to continue for the foreseeable future.

         Inflation

         Management does not believe its operations have been materially affected by inflation.

         Year 2000

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The expenditures for the modifications and conversions are not expected to have a material impact on the operations of the Company. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

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

Date: June 15 , 1998                     Central Tractor Farm & Country, Inc.




                                         /s/Denny L. Starr
                                         Denny L. Starr
                                         Senior Vice President, Finance and
                                         Chief Financial Officer

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                INDEX TO EXHIBITS





EXHIBIT 12    Statement Re:  Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 27    Financial Data Schedule (electronic copy only)

EXHIBIT 99    Important Factors Regarding Forward-Looking Statements