Form 10-Q
period 1998-08-01
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1998-09-15
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  -------------

                                    FORM 10-Q
(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended         August 1, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1998: 100. All of the registrant's stock is held by CT Holding, Inc. and is not publicly traded.

                                       CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                       INDEX

PART I.           FINANCIAL INFORMATION                                                                        PAGE

 ITEM 1.          FINANCIAL STATEMENTS

         Condensed consolidated balance sheets, August 1, 1998 (unaudited) and November 1, 1997...................3

         Condensed consolidated statements of income (unaudited), for the three months and nine months ended
         August 1, 1998 and the three months and nine months ended August 2, 1997.................................4

         Condensed consolidated statements of cash flows (unaudited), for the nine months ended August 1, 1998 and August 2, 1997.......................................................................................5

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

 ITEM 3.          DEFAULTS UPON SENIOR SECURITIES................................................................12

 ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................12

 ITEM 5.          OTHER INFORMATION..............................................................................12

 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

 INDEX TO EXHIBITS...............................................................................................14
         Exhibit 10.1 - Letter Amendment, dated as of February 18, 1998, to Amended and Restated Credit Agreement
         Exhibit 12   - Statement Re:  Computation of Ratio of Earnings to Fixed Charges
         Exhibit 27   - Financial Data Schedule (electronic copy only)
         Exhibit 99   - Important Factors Regarding Forward-Looking Statements

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data )
                                                            August 1,     November 1,
                                                              1998           1997
                                                          -----------    ------------
                                                          (unaudited)       (Note)

ASSETS
    Current assets:
       Cash and cash equivalents                          $  9,101        $  7,378
       Recoverable income taxes                              2,513           2,513
       Trade receivables, net                                5,598           7,264
       Inventory                                           205,826         222,117
       Deferred income taxes                                   264           4,000
       Other                                                 4,466           3,136
                                                          --------        --------
    Total current assets                                   227,768         246,408

    Property, improvements and equipment, net               40,828          43,195
    Goodwill, net                                          135,115         135,612
    Other assets                                             8,992           9,020
                                                          --------        --------
    Total assets                                          $412,703        $434,235
                                                          ========        ========


LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
       Note payable to bank                               $ 29,750        $ 60,750
       Current portion of long-term debt and capital
           lease obligations                                 3,162           3,170
       Accounts payable                                     73,383          68,015
       Accrued expenses and other liabilities               25,798          28,834
                                                          --------        --------
    Total current liabilities                              132,093         160,769

    Long-term debt, less current portion                   149,000         152,000
    Deferred income taxes                                    2,315             748
    Other long-term liabilities                              1,052           1,171
                                                          --------        --------
    Total liabilities                                      284,460         314,688

    Stockholder's equity:
       Common stock, $.01 par value: Authorized
           shares-3,000; issued and outstanding
           shares-100 (wholly-owned by CT Holding,Inc.)       --              --
       Additional paid-in capital                          119,055         118,920
       Retained earnings                                     9,188             627
                                                          --------        --------
    Total stockholder's equity                             128,243         119,547
                                                          --------        --------
    Total liabilities and stockholder's equity            $412,703        $434,235
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

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed  Consolidated Statements of Income (Unaudited)
(In thousands)

                                                       ------------------------------------------------
                                                                            SUCCESSOR
                                                       ------------------------------------------------

                                                         Three months ended         Three months ended
                                                           August 1, 1998            August 2, 1997
                                                       ------------------------   ---------------------
Net sales                                                     $ 67,859                   $129,216
Cost of sales                                                   16,713                     92,567
                                                              --------                   --------
Gross profit                                                    51,146                     36,649

Selling, general and administrative expense                     34,554                     26,414
Amortization of intangibles                                        896                        716
                                                              --------                   --------
Operating income                                                15,696                      9,519

Interest expense                                                 4,560                      4,581
                                                              --------                   --------
Income before income taxes                                      11,136                      4,938
Income taxes                                                     4,539                      2,229
                                                              --------                   --------
Net income                                                    $  6,597                   $  2,709
                                                              ========                   ========

Ratio of earnings to fixed charges                              3.1 x                      1.9 x
                                                              ========                   ========


                                                       -------------------------------------------------------------
                                                                              SUCCESSOR          |    PREDECESSOR
                                                       ------------------------------------------| -----------------
                                                                                                 |
                                                        Nine months ended    March 27, 1997 to   |  Nov 3, 1996 to
                                                         August 1, 1998        August 2, 1997    |   March 26,1997
                                                       -------------------   -----------------   |  --------------
                                                                                                 |
Net sales                                                   $ 455,969             $ 164,384      |   $ 106,048
Cost of sales                                                 320,703               117,100      |      75,281
                                                            ---------             ---------      |   ---------
Gross profit                                                  135,266                47,284      |      30,767
                                                                                                 |
Selling, general and administrative expense                   102,122                34,010      |      29,045
Amortization of intangibles                                     2,622                   923      |         415
                                                            ---------             ---------      |   ---------
Operating income                                               30,522                12,351      |       1,307
                                                                                                 |
Interest expense                                               15,358                 6,058      |       3,188
                                                            ---------             ---------      |   ---------
Income (loss) before income taxes                              15,164                 6,293      |      (1,881)
Income taxes                                                    6,603                 2,852      |        (634)
                                                            ---------             ---------      |   ---------
Net income (loss)                                           $   8,561             $   3,441      |   $  (1,247)
                                                            =========             =========      |   =========
                                                                                                 |
Ratio (deficiency) of earnings to fixed                                                          |
  charges                                                      1.9 x                 1.9 x       |   $  (1,881)
                                                            =========             =========      |   =========


     See accompanying notes to condensed consolidated financial statements.


CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated  Statements of Cash Flows (Unaudited)
           (In thousands)
                                                              -----------------------------------------------------------
                                                                             SUCCESSOR                      PREDECESSOR
                                                              -----------------------------------------------------------
                                                                 Nine months                         |
                                                                    ended        March 27, 1997 to   |   Nov 3, 1996 to
                                                               August 1, 1998      August 2, 1997    |   March 26, 1997
                                                              ----------------   -----------------   |  ----------------
                                                                                                     |
Operating Activities                                                                                 |
Net income (loss)                                              $   8,561             $   3,441       |     $  (1,247)
Adjustments to reconcile net income (loss) to net                                                    |
  cash provided by (used in) operations:                                                         |
      Depreciation and amortization                                7,346                 2,696       |         1,904
      Deferred income taxes                                        6,603                  --         |          --
      Changes in operating assets and liabilities                 15,725                (4,702)      |       (12,916)
                                                                --------             ---------       |     ---------
Net cash provided by (used in) operating activities               38,235                 1,435       |       (12,259)
                                                                                                     |
Investing Activities                                                                                 |
      Purchases of property, improvements and equipment, net      (2,696)               (1,501)      |        (2,419)
      Cost of acquiring outstanding common                                                           |
        stock from predecessor shareholders                         --                 158,903)      |          --
      Acquisition of Country General, Inc.                          --                 135,000)      |          --
      Other                                                          176                   446       |        (1,338)
                                                                --------             ---------       |     ---------
Net cash used in investing activities                             (2,520)             (294,958)      |        (3,757)
                                                                                                     |
Financing Activities                                                                                 |
      Capital contribution from parent                               135               118,920       |          --
      Net (repayments) borrowings under line of credit and                                           |
        margin loan facility                                     (31,000)               31,987       |        29,244
      Payments on long-term debt                                  (3,000)               (8,000)      |       (16,000)
      Proceeds from issuance of long-term debt                      --                 163,000       |          --
      Financing costs related to new line of                                                         |
        credit, term loan and Senior Notes                          --                  (8,925)      |          --
      Other                                                         (127)                 (229)      |           183
                                                                --------             ---------       |     ---------
Net cash (used in) provided by financing activities              (33,992)              296,753       |        13,427
                                                                                                     |
Net increase(decrease) in cash and cash equivalents                1,723                 3,230       |        (2,589)
                                                                                                     |
Cash and cash equivalents at beginning of period                   7,378                 1,220       |         3,809
                                                               ---------             ---------       |     ---------
Cash and cash equivalents at end of period                     $   9,101             $   4,450       |     $   1,220
                                                               =========             =========       |     =========



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

                  Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. ("Country General"), an agricultural specialty retailer, for approximately $136,995 (the "Country General Acquisition"). Country General operated a chain of 114 agricultural retail stores. The transaction was accounted for as a purchase. During the third quarter of fiscal 1998, the Company recorded the final purchase price adjustments related to the Country General Acquisition. The purchase price adjustments amounted to $1,968 to increase the total purchase price to approximately $138,963. As more fully described in the Form 10-K, the Country General Acquisition was partially funded by a $49,750 cash equity contribution from CT Holding and the remainder by funds drawn on the Company's amended and restated credit facility, which provides for a $50,000 6-year term loan facility and a $100,000 revolving credit facility (collectively, the "Credit Facility").

                  Country General's accounts and transactions are included in the accompanying condensed unaudited consolidated financial statements from the date of acquisition.

                  In allocating the purchase price to the assets and liabilities based on fair values, a $3,358 reserve was recorded for the estimated cost, principally lease liabilities, to close nine acquired stores during fiscal 1998; and a $2,866 reserve was recorded for the cost of severance payments to identified employees in connection with the closing of Country General's corporate headquarters. In connection with the final purchase price adjustment, the reserve for store closings was increased by $1,522 and the reserve for severance payments was decreased by $704. During March of 1998, the decision was made to close 12 of the acquired stores and as of August 1, 1998 the inventory liquidation process has been completed. As of August 1, 1998 and November 1,
1997, the reserve for severance had been reduced to $440 and $2,722, respectively, as a result of payments to terminated employees and the final purchase price adjustments. As of August 1, 1998 and November 1, 1997, the reserve for closed stores was $4,065 and $3,358, respectively, consisting primarily of remaining lease costs for the closed stores.

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

NOTE 4.           DEFERRED CATALOG COSTS

                  The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The amount of unamortized deferred catalog costs at August 1, 1998 and August 2, 1997 was $219 and $166, respectively, and $48 at November 1, 1997.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Third Quarter of Fiscal 1998 Compared to Third Quarter of Fiscal 1997

         Net sales for the third quarter of fiscal 1998 were $167.9 million, an increase of $38.7 million, or 29.9%, as compared to net sales for the third quarter of fiscal 1997 of $129.2 million. This increase was due to the Country General Acquisition, offset slightly by a comparable store sales decrease of 0.2% for Central Tractor stores. Net sales includes $71.4 million and $32.7 million of Country General sales during the third quarter of fiscal 1998 and the third quarter of fiscal 1997, respectively.

         Gross profit for the third quarter of fiscal 1998 was $51.1 million, an increase of $14.5 million or 39.6%, as compared to $36.6 million for the third quarter of fiscal 1997, as a result of the increase in net sales discussed above and an increase in gross profit percentage. Gross profit as a percentage of net sales increased to 30.5% for the third quarter of fiscal 1998, as compared to 28.4% for the third quarter of fiscal 1997. The increase in the gross profit percentage is attributable to early warm spring weather, which resulted in the shift to the second quarter in fiscal 1998 of certain sales of lower margin items historically occurring in the third quarter.

         Selling, general and administrative (SGA) expenses for the third quarter of fiscal 1998 were $34.6 million, an increase of $8.1 million, or 30.8 %, as compared to the third quarter of fiscal 1997. This increase was due primarily to costs related to the operation of the Country General stores. SGA expenses as a percentage of net sales remained relatively constant at 20.6% for the third quarter of fiscal 1998 as compared to 20.4% for the third quarter of fiscal 1997.

         Amortization of intangibles was $0.9 million for the third quarter of fiscal 1998 and $0.7 million for the third quarter of fiscal 1997. The increase is due to the amortization for a full quarter of the additional goodwill incurred in the Country General Acquisition.

         Operating income for the third quarter of fiscal 1998 was $15.7 million, an increase of $6.2 million, or 64.9%, as compared to $9.5 million for the third quarter of fiscal 1997. Operating income as a percentage of net sales increased to 9.4% for the third quarter of fiscal 1998 from 7.4% for the third quarter of fiscal 1997. The increase was the result of the factors affecting sales and gross profit discussed above.

         Interest expense was $4.6 million for both the third quarter of fiscal 1998 and the third quarter of fiscal 1997. The increase in interest expense caused by the additional debt incurred to the fund the Country General Acquisition was offset by decreased short term borrowing.

         Income taxes for the third quarter of fiscal 1998 were $4.5 million, an increase of $2.3 million as compared to the third quarter of fiscal 1997. Income tax as a percentage of pretax earnings was 40.8% in 1998, compared to 45.1% in 1997. This decrease is due primarily to amortization of goodwill related to the Acquisition, which is not deductible for income tax purposes, being spread over a larger pre-tax income base.

         Net income for the third quarter of fiscal 1998 was $ 6.6 million, as compared to $2.7 million for the third quarter of fiscal 1997, as a result of the factors discussed above.

         Nine Months Ended August 1, 1998 Compared to Nine Months Ended August 2, 1997

         Net sales for the nine months ended August 1, 1998 were $456.0 million, an increase of $185.6 million, or 68.6%, as compared to total net sales for the nine months ended August 2, 1997 of $270.4 million. This increase was due to the acquisition of 118 stores in fiscal 1997, including 114 in the Country General Acquisition, a full nine months of operations for the 4 new stores opened in fiscal 1997 and a comparable store sales increase of 5.9% for Central Tractor stores. Net sales includes $199.7 million and $32.7 million of Country General sales during the nine months ended August 1, 1998 and August 2, 1997, respectively. The increase in comparable store sales is primarily attributable to the adverse effect on fiscal 1997 sales of mild winter, cool spring, and dry summer weather conditions in the Northeast and in part to warm early spring weather conditions in the second quarter of 1998.

         Gross profit for the nine months ended August 1, 1998 was $135.3 million, an increase of $57.2 million or 73.3%, as compared to $78.1 million for the nine months ended August 2, 1997, primarily as the result of the increase in net sales discussed above. Gross profit as a percentage of net sales remained relatively constant at 29.7% for the nine months ended August 1, 1998, as compared to 28.9% for the nine months ended August 2, 1997.

         Selling, general and administrative (SGA) expenses for the nine months ended August 1, 1998 were $102.1 million, an increase of $39.1 million, or 62.0%, as compared to the nine months ended August 2, 1997. This increase was due primarily to costs related to the operation of the Country General stores and other stores opened or acquired during fiscal 1997. SGA expenses as a percentage of net sales decreased to 22.4% for the nine months ended August 1, 1998 as compared to 23.3% for the nine months ended August 2, 1997, due primarily to proportionately lower levels of SGA expenses in the nine months ended August 1, 1998 in stores opened and acquired during fiscal 1996 and increased sales in the nine months ended August 1, 1998 in comparable stores.

         Amortization of intangibles was $2.6 million for the nine months ended August 1, 1998 and $1.3 million for the nine months ended August 2, 1997. The increase is due to the additional goodwill incurred in the Acquisition and the Country General Acquisition.

         Operating income for the nine months ended August 1, 1998 was $30.5 million, an increase of $16.8 million, or 123.5%, as compared to $13.7 million for the nine months ended August 2, 1997. Operating income as a percentage of net sales increased to 6.7 % for the nine months ended August 1, 1998 from 5.1% for the nine months ended August 2, 1997. The increase was the result of the factors affecting sales and SGA discussed above.

         Interest expense for the nine months ended August 1, 1998 was $15.3 million, an increase of $6.1 million as compared to $9.2 million for the nine months ended August 2, 1997. This increase was primarily due to the additional debt incurred to the fund the Acquisition, the Country General Acquisition and the short term borrowing needs of the consolidated entity.

         Income taxes for the nine months ended August 1, 1998 were $6.6 million, an increase of $4.4 million as compared to the nine months ended August 2, 1997. Income tax as a percentage of pretax earnings was 43.5% in 1998, compared to 50.3% in 1997. This decrease is due primarily to amortization of goodwill related to the Acquisition, which is not deductible for income tax purposes, being spread over a larger pre-tax income base.

         Net income for the nine months ended August 1, 1998 was $8.6 million, as compared to $2.2 million for the nine months ended August 2, 1997, as a result of the factors discussed above.

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

         On August 1, 1998, the Company had working capital of $95.7 million, which was a $10.1 million increase from working capital of $85.6 million on November 1, 1997. This increase resulted primarily from a $31.0 million decrease in the Company's note payable to bank, partially offset by a $16.3 million decrease in inventory and a $3.7 million decrease in current deferred income taxes.

         Net cash provided by operating activities was $38.2 million for the nine months ended August 1, 1998. This was an increase of $49.0 million from the nine months ended August 2, 1997, during which $10.8 million of cash was used in operating activities. This increase resulted primarily from increased net income, a decrease in inventory and a smaller net increase in accounts payable and accrued expenses during the nine months ended August 1, 1998 as compared to the same period in the prior year. The Company's capital expenditures were $2.7 million and $3.9 million for the nine months ended August 1, 1998 and August 2, 1997, respectively. In addition, the Company had net repayments of debt of $34.0 million during the nine months ended August 1, 1998 as compared to net borrowings of $200.2 million during the nine months ended August 2, 1997.

         In connection with the Acquisition, the Company consummated a public offering of $105.0 million aggregate of 10 5/8% Senior Notes (the "Senior
Notes"). The Senior Notes mature on April 1, 2007 with interest payable semiannually in arrears on April 1 and October 1. The Senior Notes may be redeemed beginning April 1, 2002 at a price of 105.3125% of the principal amount decreasing approximately 1.77% annually thereafter until April 1, 2005 at which time they are redeemable at face value. In addition, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a price of 110% of the principal amount with the net cash proceeds of a public equity offering within 60 days of closing such offering.

         In connection with the Country General Acquisition, on July 3, 1997, the Company amended and restated the Credit Facility (consisting of a $50.0 million, six-year term loan facility, of which $47.0 million remained outstanding at August 1, 1998, and a $100.0 million revolving credit facility, under which $29.8 million was outstanding as of August 1, 1998). The Credit Facility will mature on June 30, 2003 and borrowings will bear interest at rates based upon prime or Eurodollar rates plus an applicable margin. In March of 1998, the Company entered into an interest rate swap agreement with a bank for a notional amount of $48.5 million in order to fix the interest rate on the term loan facility. The notional amount decreases in tandem with the outstanding balance on the term loan facility until the swap agreement's maturity on March 30, 2001. The swap agreement effectively fixes the interest rate on the term loan facility at 5.8525% plus the applicable margin. The Company is exposed to interest rate risk in the event of nonperformance by the counter party to the swap agreement. However, the Company does not anticipate nonperformance by the bank.

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

Date: September 15, 1998                 Central Tractor Farm & Country, Inc.




                                         /s/Denny L. Starr
                                         Denny L. Starr
                                         Senior Vice President, Finance and
                                         Chief Financial Officer

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                INDEX TO EXHIBITS





EXHIBIT 10.1 Letter Amendment, dated as of February 18, 1998, to Amended and Restated Credit Agreement

EXHIBIT 12      Statement Re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 27      Financial Data Schedule (electronic copy only)

EXHIBIT 99      Important Factors Regarding Forward-Looking Statements