Form 10-K405
period 1998-10-31
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1999-01-29
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         (Mark One)
            X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended October 31, 1998

                                       OR

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

                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         All of the registrant's stock (100 shares as of January 29, 1999) is held by CT Holding, Inc. and is not publicly traded.


                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                         FOR YEAR ENDED OCTOBER 31, 1998


                                                                                                     Page
PART I

Item 1.              Business......................................................................... 1
Item 2.              Properties....................................................................... 8
Item 3.              Legal Proceedings................................................................ 8
Item 4.              Submission of Matters to a Vote of Security-Holders.............................. 9

PART II

Item 5.              Market for Registrant's Common Equity and Related Stockholder Matters........... 10
Item 6.              Selected Financial Data......................................................... 10
Item 7.              Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................................... 11
Item 7A.             Quantitative and Qualitative Disclosures About Market Risk.......................15
Item 8.              Financial Statements and Supplementary Data..................................... 16
Item 9.              Changes in and Disagreements With Accountants on Accounting and
                        Financial Disclosure......................................................... 16

PART III

Item 10.             Directors and Executive Officers of the Registrant.............................. 17
Item 11.             Executive Compensation.......................................................... 19
Item 12.             Security Ownership of Certain Beneficial Owners and Management.................. 21
Item 13.             Certain Relationships and Related Transactions.................................. 21

PART IV

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K................. 22


     References herein to "fiscal" years are references to Central Tractor Farm & Country, Inc.'s 52- or 53-week fiscal year, which ends on the Saturday nearest October 31 in that year.

ITEM 1.       BUSINESS

Overview

     Central Tractor Farm & Country, Inc., a Delaware corporation, along with its subsidiary Country General, Inc., (collectively the "Company" or "CT"), is an agricultural specialty retailer with 215 stores (as of December 31, 1998)
serving the agricultural, hardware and related needs of rural consumers, especially part-time and full-time farmers, hobby gardeners, skilled trades persons and do-it-yourself ("DIY") customers. CT was founded in 1935 and has established itself as a market leader in the agricultural specialty market, having strong name recognition and a loyal customer base. The Company's stores offer a wide selection of agricultural products such as tractor parts and accessories, feed, fencing materials and animal health supplies, specialty hardware and paint, lawn and garden items, rural automotive parts and accessories, workwear, pet supplies and general consumer merchandise. The
Company has also established national visibility for its products and services through its catalog operation, which has an annual circulation of approximately 675,000.

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

     As of January 2, 1997, Childs had consummated the Securities Purchases and paid related expenses utilizing (i) $65.4 million of cash equity and, (ii) $35.1 million of borrowings under an interim margin loan facility (the "Margin Loan Facility"). In connection with the Securities Purchases, the Company entered into a term loan and a revolving credit facility (the "Credit Facility") and used a portion of such facilities to refinance existing debt of the Company, including a $16.0 million convertible note held by BCC. The Credit Facility was amended at the time of the Country General Acquisition discussed below. See "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     On March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering were used to repay borrowings under the Margin Loan Facility, pay the Merger Consideration, repay a portion of the outstanding borrowings under the Credit Facility and pay fees and expenses of the Acquisition.

     The Acquisition was accounted for as a purchase. The total purchase price has been allocated to the tangible and intangible assets and the liabilities of the Company based upon their respective fair values. The cost of the Acquisition over the allocated fair value of the underlying tangible net assets is as follows (in thousands):


Cost of acquiring the outstanding common stock of the Company
  from predecessor shareholders                                     $159,393
Fair value of underlying tangible net assets                          72,050
                                                                    --------
Excess of cost of acquisition over the allocated fair value
  of the underlying tangible net assets                             $ 87,343
                                                                    ========

     As a result of the Acquisition, the Company is a wholly-owned subsidiary of CT Holding, Inc. ("Holding"), an affiliate of Childs, and a new basis of accounting has been reflected in the Company's financial statements reflecting the fair values for the Company's assets and liabilities as of March 27, 1997. The financial statements of the Company for periods prior to March 27, 1997, are presented on the historical cost basis of accounting.

Acquisitions

     Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. ("Country General") for approximately $138.6 million (including related costs and expenses) in cash (the "Country General Acquisition"). Country General operated a chain of 114 agricultural specialty retail stores. The Company funded the acquisition price in part from a $49.75 million cash equity contribution from Holding, and the remainder from funds drawn under the amended and restated Credit Facility (see "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

     The Country General Acquisition was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values, as follows (in thousands):


         Total purchase price                                 $138,563
         Fair value of underlying tangible net assets           86,788
                                                              --------
         Excess of cost of acquisition over the allocated
            fair value of the underlying tangible net assets  $ 51,775
                                                              ========

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

     In addition, in January 1999, the Company acquired nine retail stores and certain net operating assets from H.C. Shaw Co., a privately owned specialty retailer for approximately $7.0 million, subject to post-closing adjustments. The transaction will be accounted for as a purchase.

Expansion Plan

     Since the beginning of fiscal 1996, the Company has increased the number of its retail stores from 66 to 215. In fiscal 1996, the Company opened 14 new stores and acquired 31 stores from Big Bear Farm Stores, Inc. ("Big Bear"). In fiscal 1997, the Company opened 3 new stores and acquired 118 stores primarily through the Country General

Acquisition. Five stores were closed in 1997. In fiscal 1998, the Company opened 1 new store and closed 14 stores (including 12 stores acquired from Country General, for which the closure was reserved in connection with the acquisition). Currently in fiscal 1999, the Company has opened 2 new stores and closed 1 store.

     The integration of the Big Bear stores and the Country General stores into the Company's systems was completed during fiscal 1997 and fiscal 1998, respectively. The Company plans to add an additional 25 stores in each of fiscal 1999 and fiscal 2000 through further penetration of the Northeastern and Midwestern United States markets and through expansion into the Southeastern and Western United States. Management intends to achieve this growth through new store openings and selective acquisitions. On a preliminary basis, the Company has identified potential new markets outside of its existing markets that management believes are attractive candidates for one or more new CT stores. The number of actual new CT store openings in the next two years may differ materially from the projections outlined above if the Company makes a major acquisition or is unable to find attractive store locations to rent at reasonable prices, negotiate acceptable lease terms or acquire small regional farm store chains at reasonable prices.

     The Company seeks to locate stores in high traffic shopping districts whenever possible in order to attract customers who prefer to do much of their shopping at one time and place. As with the majority of its existing stores, the Company intends to lease its new stores. The estimated cash required to open a new, leased, large prototype store (approximately 22,000 square feet) is $850,000 and the estimated cash required to open a new, leased, small prototype store (approximately 11,000 square feet) averages $600,000 (in each case, including inventory net of accounts payable and excluding an average of approximately $100,000 in pre-opening expenses). Of these estimated cash expenditures, approximately half is used for initial inventory (net of accounts payable), and the balance is used for capital expenditures, principally leasehold improvements, fixtures and equipment.

     The Company also intends to continue to opportunistically relocate existing stores. These relocations reflect, in most cases, the expiration of an existing lease coupled with an opportunity to move to a more demographically and/or physically attractive site.

Retail Stores

     CT stores focus on agricultural and agricultural related products. The Company segments its merchandising mix into seven key product categories: agricultural products (including tractor parts and accessories), specialty hardware, lawn and garden products, workwear products, rural automotive parts and accessories, pet supplies and general consumer products. Sale of agricultural and related products represent approximately 60% of CT's total net sales. The growth and percentage of total store sales for each retail product category for fiscal 1998, fiscal 1997, and fiscal 1996, and a description of each product category, are set forth below:

                                                                     Fiscal Year
                                                       -----------------------------------------

                                                       1998             1997              1996
                                                       ----             ----              ----
        Agricultural (including tractor parts          26.6%            26.8%             24.0%
           and accessories)
        Specialty Hardware                             17.6%            17.7%             20.6%
        Lawn & Garden and Seasonal                     17.4%            18.4%             19.6%
        Workwear                                       10.2%             9.3%              8.4%
        Rural Automotive Parts & Accessories           14.3%            14.3%             14.8%
        Pet Supplies                                    7.0%             6.6%              6.3%
        General Consumer                                6.9%             6.9%              6.3%
                                                      ------           ------            ------
                                                      100.0%           100.0%            100.0%
                                                      ======           ======            ======

     Agricultural Products. CT stores' agricultural product line consists of approximately 6,000 stock keeping units ("SKUs") supplying the needs of the part-time and full-time farmer, including tractor parts, tillage and harvesting parts, fencing materials and animal health supplies. This product line consists largely of consumable products and other items requiring replacements on a regular basis. This product line accounted for $156.3 million, $110.5 million and $67.3 million of the Company's total revenue in fiscal years 1998, 1997 and 1996, respectively. CT emphasizes consumable agricultural supplies that are purchased frequently by its customers and does not sell heavy equipment such as tractors or combines.

     Specialty Hardware. CT's speciality hardware line consists of approximately 9,000 SKUs with an emphasis on products with agricultural applications. These products accounted for $103.6 million, $72.7 million and $57.9 million of the Company's total revenue in fiscal years 1998, 1997 and 1996, respectively. CT stores carry a broad range of high-quality hardware with an emphasis on recognized branded professional products, including hand tools, power tools, mechanical tools, electrical products, including outdoor lighting, security lighting and motors, welders, air compressors, generators, paints (as well as a competitively-priced private-label brand) and plumbing supplies.

     Lawn and Garden and Seasonal Products. CT's lawn and garden products consist of approximately 2,000 SKUs, including lawn and garden tools, nursery stock, fertilizers, lawn fencing and weed killers. These products accounted for $102.1 million, $75.8 million and $54.8 million of the Company's total revenue in fiscal years 1998, 1997 and 1996, respectively. To differentiate itself from other retailers, CT also stocks a selection of lawn mowers ranging from competitively priced items to full-featured riding lawn mowers. CT assembles and tests the lawn mowers and sells a full assortment of parts for follow-up service needs. CT stores offer seasonal bedding plants, trees and shrubs in their garden centers. CT stores also offer heating/energy equipment, including stoves, space heaters and fans.

     Workwear. CT's workwear products, including products sold under the Carhartt, Walls and Iron Age brand names, are targeted at the specialized needs of its outdoor-oriented customers who require high quality functional apparel. This product category consists of approximately 3,000 SKUs, including premium quality insulated outerwear, overalls, flannel shirts and work jeans. These products accounted for $59.8 million, $38.1 million and $23.5 million of the Company's total revenue in fiscal years 1998, 1997, and 1996, respectively. The Company has been expanding its workwear line in its new stores to include quality non-insulated workwear, bib overalls, twill pants and hunting clothing.

     Rural Automotive Parts and Accessories. CT's rural automotive parts and accessories consist of approximately 4,000 SKUs, including a core selection of automotive parts, batteries and accessories for rural vehicles, primarily for pick-up trucks and tractors. The products accounted for $83.9 million, $58.6 million and $41.4 million of the Company's total revenue in fiscal years 1998, 1997 and 1996, respectively. CT also stocks a small assortment of general automotive items as a convenience to its customers, including oil and lubrication products and anti-freeze. In addition to brand name products, certain of the Company's automotive products are offered under CT's own private label.

     Pet Supplies. CT's pet supplies consist of approximately 1,000 SKUs, including dog and cat foods, wild bird feed, and rabbit supplies. These products accounted for $40.9 million, $27.2 million and $17.7 million of the Company's total revenue in fiscal years 1998, 1997, and 1996, respectively. The pet supplies sold by CT include economically priced large sizes, such as 50 pound bags of dog food. Certain of these items are sold under CT's private label. CT has been expanding its pet supplies product category.

     General Consumer Products. CT's general consumer products line consists of approximately 2,000 SKUs, including farm replicas and collectible toys and sporting goods, including guns and ammunition, hunting accessories, camping items and outdoor living needs. These products accounted for $40.6 million, $28.3 million and $17.8 million of the Company's total revenue in fiscal years 1998, 1997, and 1996, respectively. CT stores also offer seasonal merchandise such as charcoal grills and coolers in the summer.

Store Operations

     The Company utilizes large and small store formats in order to enable management to enhance CT's return on investment in light of varying population density. The Company's small stores average 10,000 square feet of indoor selling space and had average store sales of $1.6 million in fiscal 1998. The large stores average 24,000 square feet of indoor selling space and had average store sales of $3.9 million in fiscal 1998. Small stores generally carry a smaller selection of workwear and seasonal and other general consumer products than large stores. In addition, the Company looks for store sites that have 15,000 to 20,000 square feet of outdoor selling space. This outdoor selling space is primarily used for displaying lawn and garden products, fencing, tractor accessories and livestock watering and feeding equipment.

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

     Each store is managed by a store manager who is responsible for all aspects of the store operations, including the hiring and training of store associates, work scheduling, inventory control, expense control, customer service and associate morale. Typically, the store manager is supported by an assistant manager and core department heads, along with an average of 15 sales associates. Store operations are coordinated through sixteen district managers each of whom is currently responsible for eleven to twenty retail stores. In addition, the Company has developed and implemented consistent store standards, processes and best practices for the chain.

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

Other Operations

     The CT catalog offers a broad assortment of new, used and rebuilt tractor parts and agricultural componentry, including approximately 25,000 SKUs. In fiscal 1998, catalog sales were $8.2 million. The catalog will be distributed nationally to approximately 675,000 households in rural and agricultural communities in fiscal 1999. The breadth of this distribution provides the Company with name recognition among agricultural consumers in areas outside of its core geographical markets. As a consequence, the Company anticipates some customer familiarity with the Company when it expands into new areas.

     The Company also sells tractor parts and other items, on a wholesale basis, to other agricultural retailers and distributors. In recent years, the Company has been reducing the number of products offered and the number of customers served by this unit. In fiscal 1998, the Company's wholesale business generated sales of $3.2 million.

Purchasing and Distribution

     The Company maintains a staff of ten merchandise buyers, each of whom is responsible for specific product categories, at its headquarters in Des Moines, Iowa. The purchasing and inventory control process is controlled centrally by the Company's point of sale ("POS") and automatic replenishment systems. See "- Corporate Offices and Management Information Systems." The Company purchases its merchandise from approximately 1,500 vendors, none of which accounted for more than 10% of the Company's purchases during fiscal 1998. The Company generally maintains multiple sources of supply for its products in order to minimize the risk of supply disruption and to improve its negotiating position. The Company has no material long-term contractual commitments with any of its vendors.

     The Company operates a 135,000 square-foot distribution center in Des Moines, Iowa, a 175,000 square-foot distribution center in Youngstown, Ohio, and a 300,000 square foot distribution center in Grand Island, Nebraska from which it currently supplies the majority of its retail stores' inventory needs. The Des Moines facility is used to handle the small part items and to receive purchases sourced from vendors located in the Midwest. The Youngstown and Grand Island facilities serve primarily as flow-through distribution stations. Approximately 35% of total purchases, consisting mainly of high volume commodity items, are shipped by vendors directly to individual store locations.
Merchandise from the distribution centers is shipped to each store through supply orders generated by an automated replenishment system. The Company transports most of its merchandise to each store once a week from the distribution centers through a major contract carrier. The contract carrier's truck fleet delivers all warehouse shipments and most of the truckloads of merchandise which is shipped directly from vendors to store locations.

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

     The Company has invested considerable resources in its management information and control systems, which were developed beginning in 1981 and have been expanded and improved yearly. These systems provide support for the purchase and distribution of merchandise and help to improve the manner in which CT stores, the corporate offices and distribution centers are operated. All CT stores (including all of the acquired Country General Stores) use the Company's POS system to capture sales information at the SKU level. Through the POS system, the Company can monitor customer purchases and inventory levels with respect to every item of merchandise in each store daily. The Company has implemented scanning capabilities in the receiving process of its distribution centers and currently plans to expand this to the picking and shipping process. Electronic Data Interchange ("EDI") is used to send purchase orders to and receive invoices from certain of its largest suppliers. CT intends to expand its use of EDI to communicate invoicing, shipments and sales activity to and from most major suppliers.

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

Advertising and Promotions

     The Company's primary advertising occurs through the bi-weekly distribution of approximately 5.8 million color circulars distributed as newspaper inserts, at retail stores and by direct mail. In order to focus its marketing on the many farmers in the Company's markets, the Company also advertises in geographically zoned editions of leading farming industry magazines. In addition, the Company runs periodic special events promoted through local flyers, circulars and radio advertising.

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

Employees

     As of October 31, 1998, CT had approximately 4,500 employees (approximately 2,200 in full-time and approximately 2,300 in part-time positions). The Company believes its relations with its employees is good.

ITEM 2.       PROPERTIES

     As of December 31, 1998, the Company had 215 retail stores located in 25 states as follows:

                          State                       Number of Stores

                          Nebraska                        47
                          Iowa                            27
                          New York                        23
                          Pennsylvania                    17
                          Colorado                        15
                          Minnesota                       12
                          South Dakota                    11
                          Kansas                           7
                          Virginia                         7
                          Kentucky                         6
                          Ohio                             6
                          North Dakota                     5
                          Wisconsin                        5
                          Indiana                          4
                          Maryland                         4
                          Wyoming                          4
                          New Jersey                       3
                          Missouri                         2
                          Montana                          2
                          Oklahoma                         2
                          Tennessee                        2
                          Delaware                         1
                          Illinois                         1
                          Massachusetts                    1
                          Vermont                          1
                                                         ---
                          Total                          215
                                                         ===

     The Company owns 53 of the stores and leases the remaining 162 stores. In addition the corporate headquarters and three distribution centers are leased. The Company's corporate headquarters are located adjacent to its distribution center in Des Moines, Iowa. The Company generally negotiates retail store leases with an initial term between five and seven years, with two or three renewal periods of five years each, exercisable at the Company's option. In fiscal 1998, the Company paid an average of $5.02 per square foot in retail store occupancy expenses, including rent, taxes, common area charges, repairs and maintenance. Rent expenses generally do not vary based on sales, and generally increase 10-15% at the beginning of each option period.

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

     None

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     Central Tractor Farm & Country, Inc. Common Stock is held entirely by Holding. See "Item 1. Business - Acquisition of the Company by J.W. Childs."

     The Company has not paid any cash dividends on its common stock. Although the Company may pay limited cash dividends on its common stock, the Company's ability to pay cash dividends is restricted by the Credit Facility.

ITEM 6.       SELECTED FINANCIAL DATA

                                                    Successor             |                         Predecessor
                                         ------------------------------   |    --------------------------------------------------
                                                             Period of    |    Period of
                                                              seven       |      five
                                           Fiscal year        months      |     months                  Fiscal Year End
                                              ended           ended       |      ended      --------------------------------------
                                             October        November 1,   |      March        November  October 28,    October 29,
                                             31, 1998          1997       |     26, 1997      2, 1996        1995         1994
                                           -----------     ------------   |    ---------    ----------  -----------    -----------
                                                                          |                       (In thousands of dollars)
Net sales                                   $ 587,195      $ 305,122      |    $ 106,048    $ 293,020    $ 251,703     $ 231,064
Income (loss) from continuing                                             |
  operations                                    9,975          1,365      |       (1,247)       8,744        8,185         5,181
Ratio (deficiency) of earnings to                                         |
  fixed charges (1)                              1.8x           1.3x      |       (1,881)        5.3x         5.8x          2.5x
Number of stores at end of period (2)             214            227      |          112          111           66            55
Comparable store sales per square                                         |
  foot of indoor selling space (3)                180            191(6)   |                       222          224           240
Comparable store sales increases                                          |
  (decreases)(4)                                 4.6%          (4.7%)(6)  |                      1.0%        (1.6%)        10.0%
Balance Sheet Data (at end of period):                                    |
Working capital                             $  98,409      $  85,639      |                 $  63,803    $  62,496     $  50,442
Total assets                                  418,845        434,235      |                   159,238      149,977       139,416
Long-term debt, less current portion (5)      150,011        153,171      |                    17,341       16,862        16,959
Stockholders' equity                          129,757        119,547      |                    90,063       81,277        75,735

(1)  For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges.  Fixed charges consist of interest  expense,  amortization of deferred  financing costs and 20.0% of the rent expense from operating  leases which the
     Company  believes is a reasonable  approximation  of the interest factor included in the rent. For the five month period ended,
     March 26, 1997 earnings were insufficient to cover fixed charges by $1,881.
(2)  Net of three store closings in fiscal 1994, five store closings in fiscal 1997 and 14 store closings in fiscal 1998.
(3)  Comparable  sales per square foot of indoor selling space and calculated by dividing store sales by total indoor selling square footage for stores open and operated by CT at least twelve months in each fiscal year.
(4)  Percentage change in store sales as compared to sales for the same stores for the prior year for stores open and operated by CT for at least twelve months in each year.  The 1.0%  increase in  comparable  store sales in 1996 has been adjusted to reflect a comparable 52 week year. Comparable store sales grew 2.9% without such adjustment.  The 4.7% decrease in comparable store sales in 1997 has been  adjusted to reflect that fiscal year 1996 was a 53 week year.  Comparable  store sales  declined 6.5% without such adjustment.
(5)  Excluding, in fiscal 1995 and prior years, long-term debt from discontinued operations.
(6)  Calculations are for the fiscal year ended November 1, 1997.

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

                                             Fiscal Year Ended
                               ----------------------------------------------
                               October 31,       November 1,      November 2,
                                  1998              1997             1996
                               ----------        -----------      -----------

Net sales                         100.0%           100.0%           100.0%
Gross profit                       30.1             29.1             29.3
Selling, general and
  administrative expenses          22.9             24.6             23.3
Amortization of intangibles          .6               .6               .3
                                  -----            -----            -----
Operating income                    6.6              3.9              5.7
Interest expense                    3.5              3.5               .6
                                  -----            -----            -----
Income before income taxes          3.1               .4              5.1
Income taxes                        1.4               .4              2.1
                                  -----            -----            -----
Income from continuing
  operations                        1.7%             0.0%             3.0%
                                  =====            =====            =====

Fiscal 1998 Compared to Fiscal 1997

           Net sales for the fiscal year ended October 31, 1998 were $587.2 million, an increase of $176.0 million, or 42.8%, as compared to net sales for the fiscal year ended November 1, 1997 of $411.2 million. The increase was due principally to the fact that the Country General stores had a full year of sales in fiscal 1998 compared to four months in fiscal 1997. Net sales includes $257.3 million and $99.4 million of Country General sales in fiscal 1998 and fiscal 1997, respectively. In addition, the Company had an increase in comparable store sales of $13.2 million or 4.6% and had a full year of operations for the 4 stores acquired from Walsh and the 3 stores opened in 1997. The increase in comparable store sales was due primarily to the fact that fiscal year 1998 had warm early spring weather conditions while fiscal year 1997 had a mild winter followed by a cool spring and dry summer in the Northeast where most of the comparable stores are located.

         Gross profit for fiscal 1998 was $177.0 million, an increase of $57.5 million, or 48.1%, as compared to $119.5 million for fiscal 1997, principally as a result of the increase in net sales. Gross profit as a percentage of sales increased to 30.1% for fiscal 1998, as compared to 29.1% for fiscal 1997. The increase in gross profit percentage is a result of the increased purchasing power obtained as a result of the Country General Acquisition.

         Selling, general, and administrative expenses for fiscal 1998 were $134.6 million, an increase of $33.4 million, or 33.0%, over fiscal 1997. This increase was due primarily to costs related to the operation of the Country General stores and new stores opened in fiscal 1997 for a full year in fiscal 1998. Selling, general, and administrative expenses as a percentage of sales decreased to 22.9% in fiscal 1998 as compared to 24.6% in fiscal 1997. This decrease is attributable to completion of the integration of the Country General stores and increased sales volume.

         Amortization of intangibles was $3.6 million for fiscal 1998 and $2.2 million in fiscal 1997. The increase is due to a full year of amortization of the additional goodwill incurred in the Acquisition and the Country General Acquisition.

         Operating income for fiscal 1998, was $38.8 million, an increase of $22.6 million, or 139.9%, as compared to fiscal 1997. Operating income as a percentage of sales increased to 6.6% in fiscal 1998 from 3.9% in fiscal 1997. The increase resulted from the factors affecting net sales, gross profit, selling, general and administrative expenses and amortization of intangibles discussed above.

         Interest expense for fiscal 1998 was $20.5 million, an increase of $5.8 million, as compared to $14.7 million for fiscal 1997. This increase was primarily due to a full year of interest expense on the additional debt incurred to fund the Acquisition and the Country General Acquisition.

         Income tax expense for fiscal 1998, was $8.4 million, an increase of $7.0 million, or 490.3% as compared to $1.4 million for fiscal 1997. Income taxes as a percentage of pretax earnings were 45.7% in fiscal 1998 as compared to 92.3% in fiscal 1997. The decrease is due primarily to amortization of goodwill related to the Acquisition, which is not deductible for income tax purposes, being spread over a larger income base in fiscal 1998.


Fiscal 1997 Compared to Fiscal 1996

     Net sales for the fiscal year ended November 1, 1997 were $411.2 million, an increase of $118.2 million, or 40.3%, as compared to net sales for the fiscal year ended November 2, 1996 of $293.0 million. The increase was due principally to the acquisition of 118 stores, primarily through the Country General Acquisition. Net sales includes $99.4 million of Country General sales since the date of the acquisition. In addition, the Company opened 3 new stores in 1997 and had a full year of operations for 45 stores opened or purchased in fiscal 1996. This increase was offset by a decrease in comparable store sales of $16.7 million or 6.5%. The decrease in comparable store sales was due primarily to the fact that fiscal year 1997 consisted of 52 weeks while fiscal year 1996 consisted of 53 weeks and a mild winter followed by a cool spring and dry summer in the Northeast where most of the comparable stores are located.

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

     On October 31, 1998, the Company had working capital of $98.4 million, an increase of $12.8 million, as compared to working capital of $85.6 million on November 1, 1997. This increase resulted primarily from a decrease in accrued expenses, and borrowings under the Company's revolving credit facility partially offset by an increase in accounts payable and decreases in accounts receivable, inventory and deferred income taxes. On October 31, 1998, the Company's inventories were $217.1 million, a decrease of $5.0 million, as compared to $222.1 million at November 1, 1997. This decrease is primarily a result of the store closings in fiscal 1998. On October 31, 1998, the Company's accounts payable were $78.3 million, an increase of $10.3 million, as compared to $68.0 million at November 1, 1997. This increase is primarily a result of the Company negotiating improved terms with its vendors.

     Continuing operations of the Company generated $37.2 million of net cash in fiscal 1998, used $0.5 million of net cash in fiscal 1997, and generated $5.0 million of net cash in fiscal 1996. The increase in net cash generated in fiscal 1998, as compared to fiscal 1997, resulted primarily from an increase in net income from continuing operations, a larger increase in accounts payable, and a net decrease in inventory compared to a net increase in 1997. The decrease in net cash generated in fiscal 1997, as compared to fiscal 1996, resulted primarily from a decrease in net income from continuing operations, a larger increase in inventory, and an increase in recoverable income taxes, partially offset by an increase in accounts payable and accrued expenses, as compared to a decrease in fiscal 1996, an increase in depreciation and amortization and a larger increase in deferred income taxes.

     The Company's capital expenditures were $4.8 million and $6.2 million for fiscal 1998 and 1997, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new and existing stores. The Company presently expects its capital expenditures for new store openings and for renewal and replacement costs at existing stores and distribution centers in fiscal 1999 to be approximately $19.5 million.

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

     In addition, effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General. The acquisition was accounted for as a purchase and the Company has elected to treat the purchase as a purchase of all of the assets of Country General for Federal income tax purposes. See "Item
1. Business - Acquisitions" and Notes to the Consolidated Financial Statements. In connection with the Country General Acquisition, on July 3, 1997, the Company entered into an amended and restated credit facility (the "Credit Facility") which consists of a $50.0 million, six-year term loan facility, under which $47.0 million of borrowings were outstanding as of October 31, 1998, and a $100.0 million revolving credit facility under which borrowings of $32.1 million and letters of credit totaling $6.7 million were outstanding as of October 31, 1998. The term loan must be repaid in semiannual installments plus annual prepayments based on the Company's excess cash flow, as defined. The minimum annual installments are as follows: fiscal years 1999 - $3.0 million; 2000 - $6.0 million; 2001 - $8.0 million; 2002 - $12.0 million; and 2003 - $18.0 million. The Credit Facility will mature on June 30, 2003. Borrowings under the Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. At October 31, 1998, the interest rate on the term loan was 8.1% and the interest rate on the revolving credit facility was 8.2%. The Credit Facility agreement contains covenants which require the Company to maintain a minimum consolidated net worth, a minimum earnings before interest, taxes, depreciation and amortization (EBITDA), a minimum ratio of EBITDA to cash interest payable, and a maximum ratio of debt to EBITDA. The covenants also restrict, among other things, the payment of dividends, incurrence of debt, and disposition of assets. The Credit Facility is secured by substantially all of the assets of the Company.

     In March of 1998, the Company entered into an interest rate swap agreement (the "Swap Agreement") with a bank to reduce the impact of changes in interest rates on its floating term loan facility. Accordingly, the Swap Agreement was entered into for purposes other than trading. The Swap Agreement had an initial notional amount of $48,500. The notional amount decreases in tandem with the outstanding balance on the Company's term loan facility until the Swap Agreement's maturity on March 30, 2001 and was $47,000 at October 31, 1998. The Swap Agreement fixes the interest rate on the term loan facility at 5.8525%, plus the applicable margin, resulting in an effective rate of 8.23% at October 31, 1998. The Company is exposed to interest rate risk in the event of nonperformance by the counter party to the Swap Agreement. However, the Company does not anticipate nonperformance by the bank.

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

Year 2000

     The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000
compliant  have  been  identified  and  remediation   efforts  are  in  process.
Management estimates that nearly 90 percent of remediation efforts were completed as of December 31, 1998. All remediation efforts and testing of product/equipment are expected to be completed by May 1, 1999.

     The Company is also in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: product suppliers, third party benefit administrators, third party logistic providers, insurance institutions, mainframe computer services suppliers, financial institutions and utilities. The Company has requested confirmation from all material third parties as to when they will be Year 2000 compliant. Through December 31, 1998, the Company had received confirmations from approximately 50% of the third parties that were sent these requests.

     Through December 31, 1998, the Company has spent approximately $1.4 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $2.0 million and consist primarily of costs for the remediation of internal systems, including internal programming time. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the internal system remediation efforts relate to the staff costs of on-staff systems engineers and, therefore, are not necessarily incremental costs.

     The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material third parties. A worst-case scenario would result in the short-term inability of the Company to sell products in its stores due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. Management receives monthly updates as to project status. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to timely and successfully address all issues would not have an adverse effect on the Company.

     The Company is in the process of updating its business interruption contingency plans to take into account potential Year 2000-related business interruptions. Management expects these revisions to be completed by June 1, 1999.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The market risk inherent in the Company's financial instruments subject to such risks, is the potential market value loss arising from adverse changes in interest rates. The Company's financial instruments subject to market risk are held for purposes other than trading.

Interest Rate Swap Agreements

     The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations on its term debt. At October 31, 1998, the Company had an interest rate swap agreement that effectively converted all its outstanding bank term debt from floating interest rates to a fixed interest rate of 5.8525 percent plus the applicable margin. This agreement covers $47.0 million notional amount of debt. At October 31, 1998, $47.0 million of term debt was outstanding. Since interest rates on the debt are effectively fixed, changes in interest rates would have no impact on future interest expense related to this debt. Therefore, there is no earnings or liquidity risk associated with the interest rate swap agreement. The fair market value of the interest rate swap is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreement. At October 31, 1998, the fair market value of the swap agreement was immaterial to the Company. Adverse changes in interest rates, however, would result in an increased cost to terminate the swap agreement.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Included at pages F-1 through F-25.

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

     Name                      Age                   Positions
     James T. McKitrick        53                    President, Chief Executive Officer, Director
     Dean Longnecker           50                    Executive Vice President, COO, Secretary, Director
     John W. Childs            57                    Director
     Jerry D. Horn             60                    Director
     Steven G. Segal           38                    Director
     Adam L. Suttin            31                    Director
     Jeffrey B. Swartz         37                    Director
     William E. Watts          44                    Director
     Habib Y. Gorgi            42                    Director
     Peter Lamm                47                    Director
     Richard C. Dresdale       42                    Director
     John R. Pearson           50                    Executive Vice President, Sales
     Denny Starr               45                    Senior Vice President, Finance, CFO
     Jeffrey A. Stanton        48                    Senior Vice President, Operations
     David E. Enos             39                    Senior Vice President, Information Systems/Logistics

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

     John W. Childs has been President of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May 1987, most recently holding the position of Senior Managing Director. He is a director of Big V Supermarkets, Inc., The Edison Project, Inc., Chevys, Inc., DESA International, Inc., Pan Am International Flight Academy, Inc. and Beltone Electronics, Inc.

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

     Steven G. Segal is Senior Managing Director of J.W. Childs Associates and has been an executive of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1987, most recently holding the position of Managing Director. He is a director of Universal Hospital Services, Inc., National Nephrology Associates, Inc.,
International DiverseFoods, Inc., Big V Supermarkets, Inc., Jillian's Entertainment Holdings, Inc., Fitz and Floyd, Inc. and is Chairman of the Board of Empire Kosher Poultry Inc.

     Adam L. Suttin is a Managing Director of J.W. Childs Associates and has been an executive of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. He is a director of Empire Kosher Poultry, Inc. and DESA International, Inc.

     Jeffrey B. Swartz has been Chief Executive Officer of Timberland Co., a manufacturer and marketer of branded footwear and apparel, since 1998, and has worked for that company in various positions since June 1986.

     William E. Watts has been President, Chief Executive Officer and a Director of General Nutrition Companies, Inc. since October 1991 and, prior to that, held various positions with its predecessor since 1984.

     Habib Y. Gorgi is President of the general partners of Fleet Equity Partners VII, L.P. and the general partner of Silverado III, L.P., which is the general partner of Chisholm Partners and has worked at Fleet Equity Partners since 1986. He is a director of Skyline Chili, Roadrunner Freight Systems, Dines Industrial Group, Rosina Food Products, Savage Sports Corporation, Simonds Industries and FTD Corporation. Mr. Gorgi received a bachelor's degree from Brown University and a master's degree from Columbia University.

     Peter Lamm, is President of Fenway Partners, a New York-based private investment firm with $527 million under management. Mr. Lamm was previously Managing Director of Butler Capital Corporation (BCC) and a general partner of each of the BCC funds. Mr. Lamm currently serves as a director on Van de Kamp's, Aurora Foods, Iron Age Corporation, Delimex, Blue Capital and Beckley-Cardy.

     Richard C. Dresdale, is a founding partner of Fenway Partners, a New York-based private investment firm with $527 million under management. Mr. Dresdale was previously a principal at Clayton, Dubilier & Rice, Inc. (CD&R). Mr. Dresdale is a director of Aurora Foods, Delimex, Blue Capital, MW Windows and Bear Archery.

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

     Jeffery A. Stanton, Senior Vice President, Operations, joined the Company in June 1992. Previously, he was employed by R.R. Donnelly & Sons and Meredith/Burda Corporation from 1985 through 1992, as well as Reichardt's Inc., a specialty retailer, from 1972 through 1985. Mr. Stanton received a B.B.A. degree from the University of Iowa in 1972.

     David E. Enos, Senior Vice President, Information Systems/Logistics, has held his current position since 1990. Mr. Enos joined CT in 1981. Previously, he was employed at Meredith/Burda Corporation from 1979 through 1981. He received an A.A.S. degree in Data Processing from DMACC in 1979.

 ITEM 11.     EXECUTIVE COMPENSATION

         Summary Compensation Table

     The following table sets forth compensation earned for all services rendered to the Company during fiscal 1998, fiscal 1997, and fiscal 1996, as applicable, by the Company's chief executive officer and five other executive officers who were employed by the Company as such during fiscal 1998 (collectively, the "Named Executives").

                                                        Annual Compensation
                                        ----------------------------------------------
                                                                                                  All Other
Name and Principal                      Fiscal           Salary(1)             Bonus             Compensation
Position During 1998                     Year               ($)                 ($)                  ($)
--------------------                    ------          ----------          ----------           ------------
James T. McKitrick                       1998            435,000              224,743               5,000 (2)
  President, Chief                       1997            399,423                 --                 9,586 (2)
   Executive Officer                     1996            365,000               91,250               9,863 (2)

Dean Longnecker                          1998            265,000              136,912               4,587 (2)
  Executive Vice                         1997            254,327                 --                 2,043 (2)
   President, Chief Operating Officer    1996            234,000               58,500               5,131 (2)

John R. Pearson (3)                      1998            207,000              106,947                 --
  Executive Vice President, Sales        1997             15,923                 --               158,856 (4)
                                         1996               --                   --                   --

Denny Starr                              1998            148,077               62,954               5,000 (2)
  Senior Vice President, Finance,        1997            123,558                 --                 6,438 (2)
    Chief Financial Officer              1996             89,167               23,000               5,942 (2)

Jeffrey A. Stanton                       1998            145,385               61,998               5,000 (2)
  Senior Vice President, Operations      1997            108,692                 --                 9,465 (2)
                                         1996            100,860               20,300               9,507 (2)

David E. Enos                            1998            147,692               61,998               5,000 (2)
  Senior Vice President, Information     1997            106,731                 --                 8,276 (2)
    Systems/Logistics                    1996             87,115               17,500               8,942 (2)

(1)  Includes compensation deferred at the Named Executive's election under the Company's Profit Sharing Plan.

(2)  Represents  amounts  contributed by the Company during each fiscal year, as  applicable,  to the Named  Executive's
     Profit Sharing Plan account.

(3)  Mr. Pearson joined the Company effective October 6, 1997.

(4)  Represents payments associated with the hiring of Mr. Pearson.

Employment Arrangements with Executive Officers

     As part of the Acquisition, on January 2, 1997, James T. McKitrick and G. Dean Longnecker sold to Childs for $14.00 per share, 81,810 and 64,489 shares, respectively, of the Company's outstanding common stock, in accordance with the terms of the Securities Purchase Agreements entered into at the same time as the Merger Agreement. Additionally, the Securities Purchase Agreements provided that at the closing of the Merger, Mr. McKitrick would exchange outstanding options to purchase 183,935 shares of Company common stock having an aggregate exercise price of $0.6 million for options to acquire shares of Holding common stock valued at $2.6 million and that Mr. Longnecker would exchange 71,429 shares of Company common stock for shares of Holding common stock valued at $1.0 million. The Securities Purchase Agreements also contain provisions regarding the continued employment of Messrs. McKitrick and Longnecker in their current capacities after the Merger (the "Employment Agreements").

     Mr. McKitrick's Employment Agreement provides for a base salary of $435,000, and Mr. Longnecker's provides for a base salary of $265,000, subject in each case to annual increases as determined by the Board of Directors (which increases must at least equal increases in the consumer price index). Additionally, Messrs. McKitrick and Longnecker are eligible for annual cash bonuses if the Company achieves certain operation cash flow targets, which bonuses are not subject to any ceilings contained in the Employment Agreements.

     Mr. McKitrick's Employment Agreement provides for severance payments equal to his base salary for 18 months if his employment is terminated (other than in the case of death, disability or for cause) or if he is not reelected as President and Chief Executive Officer, reduced by any compensation he should earn during such 18-month period from other businesses. Mr. Longnecker's Employment Agreement provides for severance payments equal to his base salary for 12 months if his employment is terminated (other than in the case of death, disability or for cause) or if he is not reelected as Executive Vice President, Chief Operating Officer, not subject however, to reduction for any compensation earned from other businesses.

     The Employment Agreements also contemplated that Messrs. McKitrick and Longnecker will participate along with other management personnel in two stock option plans of Holding involving 4.5% and 3.2% of Holding's outstanding common stock and common stock equivalents on a fully diluted basis, respectively. Allocations of options among the management group are to be made in the first instance by the Chief Executive Officer of the Company, subject to ratification by Holding's Board of Directors. A portion of such allocations were made during fiscal year 1998. The management stock options are subject to accelerated vesting based on the Company's achievement of certain operating cash flow targets. The following table provides certain information concerning options to purchase Holding common stock during fiscal 1998 to each Named Executive Officer of the Company.

                       Options Granted in Last Fiscal Year

                                                   Individual Grants
                            ----------------------------------------------------------------     Potential Realizable Value At
                            Number of                                                               Assumed Annual Rates Of
                             Shares         Percent Of                                           Stock Price Appreciation For
                           Underlying     Total Options                                                  Option Term
                             Options        Granted to      Exercise or                         ------------------------------
                             Granted       Employees In     Base Price
        Name                   (#)         Fiscal Year       ($/share)      Expiration Date          5% ($)         10% ($)
------------------------------------------------------------------------------------------------------------------------------
James T. McKitrick            25,550          24.5%            $60.00        June 1, 2008            $964,000      $2,443,000
Dean Longnecker               15,400          14.7%            $60.00        June 1, 2008            $581,000      $1,473,000
John R. Pearson               15,400          14.7%            $60.00        June 1, 2008            $581,000      $1,473,000
Denny Starr                    3,900           3.7%            $60.00        June 1, 2008            $147,000      $  373,000
Jeffrey A. Stanton             3,900           3.7%            $60.00        June 1, 2008            $147,000      $  373,000
David E. Enos                  3,900           3.7%            $60.00        June 1, 2008            $147,000      $  373,000


     Additionally, the Employment Agreements contemplate that Messrs. McKitrick and Longnecker will receive additional stock options which vest if the Company is sold within six years after the effective time of the Merger and the realized value of the common equity of the original investment group in Holding should equal or exceed ten times the value thereof at the time of the Merger. Mr. McKitrick's and Mr. Longnecker's options under this program are to acquire an aggregate number of shares of common stock of Holding equal to 1.25% and 0.75%, respectively, of the total outstanding common stock and common stock equivalents of Holding on a fully diluted basis.

     In addition various other executives of the Company have employment agreements that contain, among other items, one year severance provisions under certain circumstances as well as various bonus provisions.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of October 31, 1998, Holding holds 100% of the outstanding stock of the Company. All outstanding options were repurchased in connection with the Acquisition or exchanged for options to acquire shares of Holding common stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Two of the Company's suppliers, Iron Age Corporation ("Iron Age") and DESA International, Inc. ("DESA"), are controlled by certain stockholders of Holding. Iron Age is a manufacturer and distributor of work boots and protective footwear. DESA is a manufacturer and marketer of zone heating/home comfort products and specialty tools. The Company believes that the terms of its purchases from Iron Age and DESA are at least as favorable to the Company as could be obtained from other suppliers. In fiscal 1998, the Company's purchases from Iron Age and DESA totaled $5.0 million.

     For fiscal 1998 and the period of seven months ended November 1, 1997, Childs was paid a management and consulting services fee of approximately $240,000 and $140,000 respectively, under a five-year agreement, annually renewable thereafter, requiring annual payments of $240,000, subject to limitations of the Company's debt agreements. In addition, during fiscal 1998
Fenway Partners, a stockholder of Holding, was paid a management fee of $120,000.

     In connection with the consummation of the Acquisition and subsequent employee stock purchases, Holding loaned amounts to certain employees of the Company to partially fund their investment in Holding common stock. The loans, which totaled $748,000 at October 31, 1998, are due in ten years and bear interest at an interest rate of 8.5%.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

         1.  Financial  Statements.   See  the  Index  to  Financial  Statements
appearing at page F-1.

         2. Financial Statement Schedules. The following Consolidated Financial Statement Schedule is included at page F-25:

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

4.2      --   Indenture  relating  to the Senior  Notes,  the form of which was filed  as  exhibit  4.4  to  Amendment  No.  3 to  the  Company's
              Registration   Statement   on  Form  S-1  (File  No.   333-19613)
              originally filed on March 19, 1997 and incorporated herein by reference.

10.1     --   Employment  Agreement  between the Company and James T. McKitrick dated as of September 16, 1994, filed as exhibit 10.5 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.2     --   Employment  Agreement  between the  Company  and Dean  Longnecker dated as of September 16, 1994, filed as exhibit 10.6 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

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

10.9     --   Credit Agreement dated as of December 23, 1996 among the Company,
              Holding, JWCAC, certain banks, financial institutions and other institutional lenders listed therein, Fleet, as administrative agent, and NationsBank, as co-agent, filed as exhibit 10.22 to the Company's 10-K originally filed on January 31, 1997 and incorporated herein by reference.

10.10    --   Stock Purchase Agreement,  dated June 26, 1997 by and between the
              Company and ConAgra,  Inc.  and the Amended and  Restated  Credit
              Agreement, dated as of July 3, 1997, filed as exhibits to the Company's 8-K filed on July 3, 1997 and incorporated herein by reference.

10.11    --   Letter Amendment,  dated as of February 18, 1998, to Amended and
              Restated Credit Agreement,  filed as exhibit 10.1 to the Company's
              10-Q originally filed on September 15, 1998 and incorporated herein by reference.

12       --   Statement Regarding Computation of Ratio of Earnings to Fixed
              Charges

21       --   Subsidiaries of the Company

27       --   Financial Data Schedule

99       --   Important Factors Regarding Forward-Looking Statements

     (b) Reports on Form 8-K Filed During the Last Quarter of Fiscal 1998

         None

     (c) See Item 14(a)(3) of this report.

     (d) See Item 14(a)(2) of this report.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

                              FINANCIAL STATEMENTS

                Year ended October 31, 1998 and periods of seven-
                  months ended November 1, 1997 and five-months
              ended March 26, 1997, and year ended November 2, 1996





                          Index to Financial Statements

Report of Ernst & Young LLP.............................................................F-2
Consolidated Balance Sheets as of October 31, 1998 and November 1, 1997.................F-3
Consolidated Statements of Income for year ended October 31, 1998 and periods of seven-months ended November 1, 1997 and
   five-months ended March 26, 1997, and year ended November 2, 1996....................F-5
Consolidated Statements of Changes in Stockholders' Equity for year ended October 31, 1998 and periods of seven-months ended
   November 1, 1997 and five-months ended March 26, 1997, and year ended November 2, 1996..........................................................F-6
Consolidated  Statements  of Cash  Flows for year  ended  October  31,  1998 and periods of seven-months ended November 1, 1997 and
   five-months ended March 26, 1997, and year ended November 2, 1996....................F-7
Notes to Consolidated Financial Statements..............................................F-9

                         REPORT OF INDEPENDENT AUDITORS






The Board of Directors
Central Tractor Farm & Country, Inc.


We have audited the accompanying consolidated balance sheets of Central Tractor Farm & Country, Inc. ("Successor"), a wholly-owned subsidiary of CT Holding, Inc., as of October 31, 1998 and November 1, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows of the Successor for the year ended October 31, 1998 and the seven-month period ended November 1, 1997 and its "Predecessor" for the five-month period ended March 26, 1997 and for the year ended November 2, 1996. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Tractor Farm & Country, Inc. at October 31, 1998 and November 1, 1997, and the consolidated results of operations and cash flows of the Successor for the year ended October 31, 1998 and the seven-month period ended November 1, 1997 and the Predecessor for the five-month period ended March 26, 1997 and for the year ended November 2, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         ERNST & YOUNG LLP


Des Moines, Iowa
December 7, 1998

                                       CENTRAL TRACTOR FARM & COUNTRY, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                       (In thousands, except per share data)





                                                                       October 31     November 1
                                                                           1998          1997
                                                                      ---------------------------

Assets (Note 4)
Current assets:
  Cash and cash equivalents                                           $  6,971         $  7,378
  Recoverable income taxes                                               3,134            2,513
  Trade and other receivables, less allowances of $386 in 1998
    and 1997                                                             4,648            7,264
  Inventory                                                            217,064          222,117
  Deferred income taxes (Note 7)                                          --              4,000
  Other                                                                  3,010            3,136
                                                                      -------------------------
Total current assets                                                   234,827          246,408

Property, improvements and equipment:
  Land                                                                   1,821            1,963
  Buildings and improvements                                             5,210            4,934
  Leasehold improvements                                                13,384           12,788
  Furniture and fixtures                                                27,590           24,731
  Capitalized property rights (Note 5)                                     867              867
  Automobiles and trucks                                                   703              628
                                                                      -------------------------
                                                                        49,575           45,911
  Less allowances for depreciation and amortization                      7,948            2,716
                                                                      -------------------------
                                                                        41,627           43,195

Goodwill, net of amortization of $5,080 in 1998 and $1,753 in 1997     134,037          135,612
Other assets, principally deferred financing costs                       8,354            9,020
                                                                      -------------------------
Total assets                                                          $418,845         $434,235
                                                                      =========================






                                                                      October 31      November 1
                                                                          1998           1997
                                                                      --------------------------
Liabilities and stockholder's equity
Current liabilities:
  Bank line of credit (Note 4)                                        $ 32,075         $ 60,750
  Accounts payable                                                      78,322           68,015
  Accrued payroll and bonuses                                            8,272            5,847
  Accrued income taxes                                                    --                508
  Other accrued expenses                                                14,084           22,479
  Deferred income taxes (Note 7)                                           506             --
  Current portion of long-term debt and capital lease obligations        3,159            3,170
                                                                      -------------------------
Total current liabilities                                              136,418          160,769

Long-term debt, less current portion (Note 4)                          149,000          152,000
Capital lease obligations, less current portion (Note 5)                 1,011            1,171
Deferred income taxes (Note 7)                                           2,659              748
                                                                      -------------------------
Total liabilities                                                      289,088          314,688

Stockholder's equity (Notes 3 and 6):
  Common stock, $.01 par value: 3,000 authorized shares; 100 shares
    issued and outstanding (wholly-owned by CT Holding, Inc.)             --               --
  Additional paid-in capital                                           119,155          118,920
  Retained earnings                                                     10,602              627
                                                                      -------------------------
Total stockholder's equity                                             129,757          119,547

Commitments (Notes 5 and 8)                                               --               --
                                                                      -------------------------
Total liabilities and stockholder's equity                            $418,845         $434,235
                                                                      =========================



See accompanying notes.

                                             CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                       AND PREDECESSOR

                                              CONSOLIDATED STATEMENTS OF INCOME

                                                        (In thousands)


                                                                 Successor               |                Predecessor
                                                      -------------------------------    |    ------------------------------
                                                       Fiscal year   Period of seven     |    Period of five     Fiscal year
                                                          ended        months ended      |     months ended         ended
                                                       October 31       November 1       |        March 26       November 2
                                                          1998             1997          |         1997             1996
                                                      ------------     -------------     |     -----------       -----------
                                                                                         |
Net sales                                              $ 587,195        $ 305,122        |     $ 106,048         $ 293,020
Cost of sales                                            410,179          216,342        |        75,281           207,228
                                                       ---------        ---------              ---------         ---------
Gross profit                                             177,016           88,780        |        30,767            85,792
                                                                                         |
Selling, general and administrative expenses,                                            |
  including amounts with related parties (Note                                           |
  10)                                                    134,623           72,142        |        29,045            68,197
Amortization of intangibles                                3,552            1,753        |           415               938
                                                       ---------        ---------        |     ---------         ---------
Operating income                                          38,841           14,885        |         1,307            16,657
                                                                                         |
Interest expense, including amounts with                                                 |
  related parties (Note 10)                               20,466           11,463        |         3,188             1,663
                                                       ---------        ---------        |     ---------         ---------
Income (loss) before income taxes                         18,375            3,422        |        (1,881)           14,994
                                                                                         |
Income taxes (credits) (Note 7)                            8,400            2,057        |          (634)            6,250
                                                       ---------        ---------        |     ---------         ---------
Net income (loss)                                      $   9,975        $   1,365        |     $  (1,247)        $   8,744
                                                       =========        =========        |     =========         =========
                                                                                         |
Ratio (deficiency) of earnings to fixed charges             1.8x             1.3x        |     $  (1,881)             5.3x
                                                       =========        =========        |     =========         =========


See accompanying notes.


                                             CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                       AND PREDECESSOR

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        (In thousands)

                                       Fiscal year ended October 31, 1998, and periods
                                            of seven-months ended November 1, 1997
                                          and five-months ended March 26, 1997, and
                                                 year ended November 2, 1996



                                                                  Stock          Additional        Retained          Total
                                                 Common          Warrant          Paid-In          Earnings      Stockholders'
                                                  Stock        Outstanding        Capital          (Deficit)         Equity
                                              --------------------------------------------------------------------------------
Predecessor
Stockholders' equity at October 28, 1995      $     106        $     665        $  69,667         $  10,839       $  81,277
  Exercise of common stock options                 --               --                 42              --                42
  Net income                                       --               --               --               8,744           8,744
                                              -----------------------------------------------------------------------------
Stockholders' equity at November 2, 1996            106              665           69,709            19,583          90,063
  Exercise of common stock options                 --               --                252              --               252
  Net loss                                         --               --               --              (1,247)         (1,247)
                                              -----------------------------------------------------------------------------
Stockholders' equity at March 26, 1997        $     106        $     665        $  69,961         $  18,336       $  89,068
                                              =============================================================================

Successor
Initial capitalization of the Company after
  merger of JWC Acquisition I on
  March 27, 1997                              $    --                           $  69,170         $    (738)      $  68,432
  Capital contribution from parent
  (Note 3)                                         --                              49,750              --            49,750
  Net income                                       --                                --               1,365           1,365
                                              ---------                         -------------------------------------------
Stockholder's equity at November 1, 1997           --                             118,920               627         119,547
  Net income                                       --                                --               9,975           9,975
  Capital contribution from parent                 --                                 235              --               235
                                              ---------                         -------------------------------------------
Stockholder's equity at October 31, 1998      $    --                           $ 119,155         $  10,602       $ 129,757
                                              =========                         ===========================================



See accompanying notes.


                                                CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                           AND PREDECESSOR

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (In thousands)



                                                                  Successor                 |                Predecessor
                                                     ----------------------------------     |     --------------------------------
                                                      Fiscal year       Period of seven     |     Period of five      Fiscal year
                                                         ended           months ended       |      months ended          ended
                                                      October 31          November 1        |        March 26          November 2
                                                         1998                1997           |          1997               1996
                                                     -----------        ---------------     |     --------------     -------------
Operating activities                                                                        |
Net income (loss) from continuing operations         $   9,975          $   1,365           |     $  (1,247)         $   8,744
Adjustments to reconcile net income (loss) from                                             |
   continuing operations to net cash provided by
   (used in) continuing operations:                                                         |
    Depreciation and amortization of property,                                              |
      improvements and equipment                         5,221              2,716           |         1,490              3,056
    Amortization of intangibles and other deferred                                          |
      assets                                             4,604              2,253           |           414                998
    Loss on sale of assets                                --                 --             |          --                   20
    Deferred income taxes                                6,417              1,871           |         1,328              1,100
    Changes in operating assets and liabilities:                                            |
      Recoverable income taxes                            (621)            (1,119)          |        (1,885)              --
      Trade and other receivables                        2,616               (871)          |           144                 83
      Inventory                                          5,053              1,957           |       (11,894)            (4,549)
      Other current assets                                 126                946           |          (924)              (972)
      Accounts payable                                  10,307              1,895           |         1,468             (3,806)
      Accrued expenses                                  (6,478)             1,139           |        (1,524)               287
                                                     ---------          ---------           |     ---------          ---------
                                                        37,220             12,152           |       (12,630)             4,961
                                                                                            |
Adjustments for net cash provided by                                                        |
  discontinued operations:                                                                  |
  Deferred income taxes                                   --                 --             |          --                 (367)
  Changes in operating assets and liabilities             --                 --             |          --               13,520
                                                     ---------          ---------           |     ---------          ---------
                                                          --                 --             |          --               13,153
                                                     ---------          ---------           |     ---------          ---------
Net cash provided by (used in) operating                                                    |
  activities                                            37,220             12,152           |       (12,630)            18,114
                                                                                            |
Investing activities                                                                        |
Purchases of property, improvements and                                                     |
  equipment                                             (4,842)            (3,816)          |        (2,419)            (8,789)
Acquisition of Central Tractor Farm & Country,                                              |
  Inc. (Predecessor)                                      --             (155,963)          |          --                 --
Acquisition of Big Bear Farm Stores, Inc. in 1996
  and Country General, Inc. in 1997 (Note 11)           (1,568)          (136,995)          |          --               (5,650)
Other                                                      394                206           |        (1,348)               255
                                                     ---------          ---------           |     ---------          ---------
Net cash used in investing activities                   (6,016)          (296,568)          |        (3,767)           (14,184)







                                                CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                           AND PREDECESSOR

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                           (In thousands)



                                                                  Successor                 |                Predecessor
                                                     ----------------------------------     |     --------------------------------
                                                      Fiscal year       Period of seven     |     Period of five      Fiscal year
                                                         ended           months ended       |      months ended          ended
                                                      October 31          November 1        |        March 26          November 2
                                                         1998                1997           |          1997               1996
                                                     -----------        ---------------     |     --------------     -------------
Financing activities                                                                        |
Borrowings under line of credit                      $ 273,645          $ 206,106           |     $ 113,119          $  86,782
Repayments on line of credit                          (302,320)          (170,650)          |       (91,494)           (89,902)
Proceeds from issuance of long-term debt                  --              155,000           |         8,000               --
Payments on long-term debt                              (3,000)            (8,000)          |       (16,000)               (17)
Payments on capitalized lease obligations                 (171)              (101)          |           (69)              (120)
Proceeds from issuance of common stock and                                                  |
  capital contributions                                    235            115,489           |           252                 42
Cash of Central Tractor at date of acquisition            --                1,220           |          --                 --
Financing costs relating to new line of credit,                                             |
  term loan and Senior Notes                              --               (8,764)          |          --                 --
Other                                                     --                1,494           |          --                 --
                                                     ---------          ---------           |     ---------          ---------
Net cash (used in) provided by financing                                                    |
  activities                                           (31,611)           291,794           |        13,808             (3,215)
                                                     ---------          ---------           |     ---------          ---------
Net (decrease) increase in cash and cash                                                    |
  equivalents                                             (407)             7,378           |        (2,589)               715
                                                                                            |
Cash and cash equivalents at beginning of period         7,378               --             |         3,809              3,094
                                                     ---------          ---------           |     ---------          ---------
Cash and cash equivalents at end of period           $   6,971          $   7,378           |     $   1,220          $   3,809
                                                     =========          =========           |     =========          =========
                                                                                            |
Supplemental disclosures of cash flow                                                       |
  information                                                                                 |
Cash paid during the period for interest             $  19,838          $  10,294           |     $   1,746          $   1,991
Cash paid during the period for income taxes               355                327           |           412              5,675



See accompanying notes.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Year ended October 31, 1998, and periods
                     of seven-months ended November 1, 1997
                      and five-months ended March 26, 1997,
                         and year ended November 2, 1996

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

The acquisition of the Company was accounted for as a purchase. The purchase price for the common stock was approximately $159.4 million, including related costs and expenses, of which $156.0 million was paid in cash and $3.4 million in common stock and stock options of CT Holding. The cash portion was funded from the proceeds of capital stock issued by CT Holding, and the Senior Note borrowings by the Company. The final purchase price was allocated to the tangible and intangible assets and the liabilities of the Company based on fair values, as follows:

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)




1. Basis of Presentation and Acquisition of the Company (continued)


     Inventory                                                  $124,284
     Property, improvements and equipment                         25,387
     Accounts receivable and other assets                          9,990
     Goodwill                                                     87,343
     Bank line of credit                                         (23,554)
     Accounts payable and accrued expenses                       (51,809)
     Long-term debt and capitalized lease obligations             (9,442)
     Deferred income taxes                                        (2,806)
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

The Company operates agricultural specialty retail stores located in the Midwest, Northeast, and Southeast United States. The Company also sells merchandise on a wholesale basis under various distributor agreements throughout the United States. During fiscal 1996, the Company completed the sale of its wholly-owned subsidiary, Herschel Corporation (Herschel), a manufacturer and wholesale distributor of equipment parts for use in the farming industry. With this sale, continuing operations of the Company constitute one business segment for financial reporting purposes.

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

Inventory

Inventory is recorded at cost, including warehousing and freight costs, determined principally by the last-in, first-out (LIFO) method, which is not in excess of market. The Company reviews its inventory for slow-moving, obsolete or otherwise unsalable items on a regular basis throughout the year, including at the time of physical inventory counts. Write downs are made for any estimated losses to be incurred with respect to slow-moving, obsolete or otherwise unsalable inventory as such inventory is identified. Inventories valued using the LIFO method were approximately $0 and $134 at October 31, 1998 and November 1, 1997, respectively, less than the amounts of such inventories valued at current cost.

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

     The fair value of the bank line of credit, bank term loan, and Senior Notes is estimated to approximate their carrying value as of October 31, 1998.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)




2. Summary of Accounting Policies and Other Matters (continued)

Interest Rate Swap Agreements

The differential to be paid or received in connection with interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements.

Returns and Warranties

Costs relating to merchandise returns from sales at retail stores and through distributors are not significant and generally are accounted for as they occur.

Catalogs, Sale Flyers and Advertising Costs

The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The direct cost of printing and distributing sale flyers is deferred and amortized over the life of the flyer which is generally two weeks or less. Other advertising costs are expensed as incurred. Unamortized amounts relating to the costs of the annual catalog and periodic sale flyers amounted to $394, $923 and $950 at October 31, 1998, November 1, 1997 and March 26, 1997,
respectively. Advertising expenses were approximately $15,127, $7,755, $3,286 and $8,841 for fiscal 1998, the seven-month and five-month periods of 1997 and for fiscal 1996, respectively.

Store Pre-Opening Costs

Prior to fiscal 1998, direct costs, which consisted principally of rent, employee compensation and travel costs for merchandise set-up and supplies, incurred in setting up new stores for opening were deferred and amortized over the first twenty-six weeks of store operations. Beginning in fiscal 1998, all such costs are currently expensed. The effect of this change in accounting on fiscal 1998 results of operations was immaterial. The amount of unamortized store pre-opening costs at October 31, 1998, November 1, 1997, and March 26, 1997 amounted to $0, $104 and $1,203, respectively.

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

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


3. Acquisitions

Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. (Country General) for approximately $138.6 million (including related costs and expenses) in cash, including $1.6 million related to post closing adjustments finalized during fiscal 1998. Country General operated a chain of 114 agricultural specialty retail stores. The
Company funded the acquisition price in part from a $49,750 cash equity contribution from its parent, CT Holding, and the remainder from funds drawn under the Company's amended and restated Credit Facility.

The acquisition was accounted for as a purchase. The final purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values, as follows:


     Inventory                                                  $  99,790
     Accounts receivables and other assets                          5,824
     Property, improvements and equipment                          17,174
     Goodwill                                                      51,775
     Deferred income taxes                                          9,229
     Accounts payable and accrued expenses                        (45,229)
                                                                 --------
                                                                 $138,563
                                                                 ========

In initially allocating the purchase price to the assets and liabilities based on fair values, a $3,358 reserve was recorded in 1997 for the estimated cost, principally lease liabilities, to close nine acquired stores; and a $2,866 reserve was recorded in 1997 for the cost of severance payments to identified employees in connection with the closing of Country General's corporate headquarters. During March of 1998, the decision was made to actually close twelve of the acquired stores. As of October 31, 1998, the inventory liquidation and store closing process and the termination of employees at Country General's closed corporate headquarters has been completed. During fiscal 1998, in connection with the final purchase price adjustments, the reserve for store closings was increased by $1,522 as a result of the additional closed stores, and the reserve for severance payments was decreased by $704; these adjustments resulted in a net increase in goodwill of $818. As of October 31, 1998 and November 1, 1997, the reserve for closed stores was $3,435 and $3,358, respectively, consisting primarily of remaining lease costs for the closed stores. As of October 31, 1998 and November 1, 1997, the reserve for severance had been reduced to $224 and $2,722, respectively, as a result of payments to terminated employees and the final purchase price adjustments.

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

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)


3. Acquisitions (continued)


     Inventory                                                    $8,780
     Accounts receivable and other assets                            206
     Leaseholds and equipment                                        517
     Deferred income taxes                                           135
     Goodwill                                                      2,666
     Accounts payable and accrued expenses                        (6,654)
                                                                  ------
                                                                  $5,650
                                                                  ======

The results of operations of Country General and Big Bear are included in the accompanying consolidated statements of income from the respective date of purchase.

Pro Forma Results of Operations

Pro forma results of operations (in thousands) presented below are based on the historical results of operations of the Company, as Successor, and its Predecessor, adjusted to give effect to: (i) the acquisition of the Company described in Note 1; (ii) the acquisitions of Country General and Big Bear described above; and (iii) the debt financing arrangements relating to the acquisitions, as though these transactions had occurred at the beginning of fiscal 1996. Pro forma results of operations for 1997 and 1996 have not been adjusted for the effect of the twelve acquired Country General stores which were closed during fiscal 1998.


                                                     Year ended
                                           November 1         November 2
                                              1997               1996
                                           -----------------------------

     Net sales                              $600,157           $613,538
     Operating income                         28,828             28,897
     Net income                                3,418              4,147


4. Line of Credit and Long-Term Debt

On July 3, 1997, the Company entered into an amended and restated Credit Facility with a bank which consists of a $50.0 million, six-year term loan facility, which was fully funded, and a $100.0 million revolving credit facility under which borrowings of $32,075 and letters of credit totaling $6,710 were outstanding as of October 31, 1998. The Credit Facility will mature on June 30, 2003. Borrowings under the Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. At October 31, 1998, the interest rate on the Term Loan was 8.1% and the interest rate on the Revolving Credit Facility was 8.2%.

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

The Credit Facility is secured by substantially all of the assets of the Company.

Long-term debt consisted of the following:


                                             October 31      November 1
                                                1998            1997
                                            ---------------------------

     10-5/8% Senior Notes due 2007            $105,000        $105,000
     Bank term loan                             47,000          50,000
                                            --------------------------
                                               152,000         155,000
     Less current portion                        3,000           3,000
                                            --------------------------
                                              $149,000        $152,000
                                            ==========================

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

In March of 1998, the Company entered into an interest rate swap agreement (the "Swap Agreement") with a bank to reduce the impact of changes in interest rates on its floating term loan facility. Accordingly, the Swap Agreement was entered into for purposes other than trading. The Swap Agreement has an initial notional amount of $48,500. The notional amount decreases in tandem with the outstanding balance on the Company's term loan facility until the Swap Agreement's maturity on March 30, 2001 and was $47,000 at October 31, 1998. The Swap Agreement fixes the interest rate on the term loan facility at 5.8525%, plus the applicable margin, resulting in an effective rate of 8.23% at October 31, 1998. The Company is exposed to interest rate risk in the event of nonperformance by the counter party to the Swap Agreement. However, the Company does not anticipate nonperformance by the bank.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)




4. Line of Credit and Long-Term Debt (continued)

The bank term loan must be repaid in semiannual installments, plus annual prepayments based on the Company's excess cash flow, as defined. The minimum annual installments are as follows: fiscal years 1999 - $3,000; 2000 - $6,000; 2001 - $8,000; 2002 - $12,000; and 2003 - $18,000.


5. Lease Obligations

The Company has entered into certain long-term lease agreements for the use of warehouses, certain retail store facilities and computer equipment. These leases have been accounted for as purchases of property rights and designated as capitalized leases.

Amortization expense relating to such property rights recorded under capitalized leases was $145, $86, $59 and $125 for fiscal 1998, the seven-month and five-month periods of 1997 and for fiscal 1996, respectively. The net book value of property rights recorded under capital leases was $636 and $781 at October 31, 1998 and November 1, 1997, respectively.

As of October 31, 1998, the debt associated with the capitalized property rights is represented by the present value of the minimum lease payments as follows:


     Fiscal year ended in:
       1999                                        $   293
       2000                                            293
       2001                                            293
       2002                                            293
       2003                                            257
       After 2003                                      185
                                                   -------
     Total minimum lease payments                    1,614
     Less amount representing interest                 444
                                                   -------
     Present value of minimum lease payments         1,170
     Less current installments                         159
                                                   -------
                                                    $1,011
                                                   =======

The Company also has entered into certain noncancelable operating leases for the use of real estate, automobiles and trucks, and office equipment. Aggregate rental expense for operating leases was approximately $14,602, $9,299, $4,069 and $9,294 for fiscal 1998 and the seven-month and five-month periods of 1997 and for fiscal 1996, respectively.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)




5. Lease Obligations (continued)

The following is a summary of minimum rental commitments as of October 31, 1998, for operating leases:

                                                     Automobile            Office
       Fiscal Year-End          Real Estate          and Trucks          Equipment             Total
-------------------------------------------------------------------------------------------------------
1999                             $14,637                $457                 $46             $15,140
2000                              11,691                   -                  17              11,708
2001                               8,553                   -                   2               8,555
2002                               6,440                   -                   -               6,440
2003                               4,369                   -                   -               4,369
After 2003                         6,022                   -                   -               6,022
                              ----------------------------------------------------------------------
                                 $51,712                $457                 $65             $52,234
                              ======================================================================


6. Stock Options

CT Holding has stock option arrangements with various officers and other members of management of the Company which it accounts for under the provisions of APB Opinion No. 25 and related interpretations. No compensation expense has been recognized by CT Holding or the Company in connection with such stock option arrangements.

Under FASB Statement No. 123, certain pro forma information is required as if CT Holding had accounted for stock options under the alternative fair value method of Statement 123 with the resultant compensation expense "pushed-down" to the Company. CT Holding used a Minimum Valuation model to determine the per unit fair value of the options at the grant date. The following assumptions were used in the valuation:


   Risk-free interest rate                                 5.65%
   Expected dividend yield                                 None
   Expected volatility                                     None
   Expected life of option                                 7 years

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)




6. Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date is amortized to expense over the vesting period of the options. Pro forma stock option compensation expense for the year ended October 31, 1998 is not indicative of what annual pro forma expense may be in the future. Pro forma net income of the Company for fiscal 1998 is approximately $9,729. Pro forma results for the period of seven months ended November 1, 1997 would not differ from amounts as reported since no stock option compensation expense would be recognized during that period.

The Company had no capital shares reserved for issuance under any outstanding stock option or other agreements at October 31, 1998.


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

Deferred income taxes reflect the net tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                       October 31       November 1
                                                                          1998             1997
                                                                       ---------------------------
     Deferred tax liabilities:
       Differences in depreciation and cost basis of property,
       improvements and equipment                                        $ 3,392          $  2,428
       Differences in cost basis of inventories due to LIFO and
       uniform capitalization                                              5,623             5,423
       Prepaid advertising                                                   158               369
       Store pre-opening costs                                                --                42
       Differences in amortization and cost basis of intangibles             584                --
                                                                       ---------------------------
     Total deferred tax liabilities                                        9,757             8,262


                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)



    7. Income Taxes (continued)

                                                                          October 31     November 1
                                                                             1998           1997
                                                                         ---------------------------
        Deferred tax assets:
          Net operating loss carryforward                                $  1,105        $  1,369
          Capital loss carryforward                                           920             920
          Allowance for doubtful accounts                                     154             214
          Excess and obsolete inventory reserves                            2,120           5,355
          Compensation and employee benefit accruals                        1,319           2,509
          Operating leases                                                    308             368
          Accrued store closing costs                                       1,374           1,362
          Capitalized property rights and lease obligations treated as
            operating leases for income tax purposes                          212             223
          Other                                                              --               114
                                                                         ------------------------
                                                                            7,512          12,434
          Less valuation allowance for capital loss carryforward             (920)           (920)
                                                                         ------------------------
        Total deferred tax assets                                           6,592          11,514
                                                                         ------------------------
        Net deferred tax (liabilities) assets                            $ (3,165)       $  3,252
                                                                         ========================


The Company has a net operating loss carryforward of approximately $2.8 million which will expire in the year 2012. A capital loss carryforward of approximately $2.3 million which relates to the sale of Herschel will expire in the year 2001.

Components of income tax expense (benefit) are as follows:


                                                Successor                |                Predecessor
                                   ------------------------------------  |   ---------------------------------
                                                                         |
                                     Fiscal year     Period of seven     |   Period of five      Fiscal year
                                        ended          months ended      |     months ended          ended
                                      October 31         November 1      |        March 26         November 2
                                         1998              1997          |         1997              1996
                                   ------------------------------------  |   ---------------------------------
     Continuing operations:                                              |
       Current:                                                          |
         Federal                      $      --           $   148        |       $(1,541)           $3,951
         State                              200                38        |          (421)            1,199
                                   ------------------------------        |   -----------------------------
                                            200               186        |        (1,962)            5,150
       Deferred                           8,200             1,871        |         1,328             1,100
                                   ------------------------------        |   -----------------------------
                                          8,400             2,057        |          (634)            6,250
     Discontinued operations:                                            |
       Current                               --                --        |            --               367
       Deferred                              --                --        |            --              (367)
                                   ------------------------------        |   -----------------------------
                                             --                --        |            --                --
                                   ------------------------------        |   -----------------------------
     Total                               $8,400            $2,057        |      $   (634)           $6,250
                                   ==============================        |   =============================


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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

               (In thousands of dollars, except where indicated)


    7. Income Taxes (continued)

Total reported income tax expense differs from the tax that would have resulted by applying the statutory expected federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                     Successor                |                Predecessor
                                        ------------------------------------  |   ---------------------------------
                                                                              |
                                          Fiscal year     Period of seven     |   Period of five      Fiscal year
                                             ended          months ended      |     months ended          ended
                                           October 31         November 1      |        March 26         November 2
                                              1998              1997          |         1997              1996
                                        ------------------------------------  |   ---------------------------------
   Income tax at federal statutory                                            |
     rate                                  $6,248              $1,163         |         $(639)           $5,098
   Increases in taxes resulting from:                                         |
     State income taxes, net of                                               |
       federal income tax effect            1,214                 306         |           (79)              833
     Goodwill amortization                    766                 391         |            72               178
     Other, net                               172                 197         |            12               141
                                          ----------------------------------  |        -----------------------------
                                           $8,400              $2,057         |         $(634)           $6,250
                                          ==================================  |        =============================


8. Employment Commitments

The Company has employment agreements with two officers of the Company which provide for annual salaries amounting to approximately $700. Upon termination of employment without cause or for certain other circumstances, compensation may be continued for a period not to exceed eighteen months.


  9. Profit Sharing Plan

The Company has a profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for discretionary employer contributions and allows voluntary participant contributions. Company contributions are determined by its Board of Directors. The Company accrued expense in connection with the profit sharing plan of $0, $729, $85 and $881 for fiscal 1998 and the seven-month and five-month periods of 1997 and for fiscal 1996, respectively.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)




10. Transactions with Related Parties

Certain investment funds managed by Butler Capital Corporation ("BCC") owned a majority of the outstanding common stock of the Company (see Note 1 regarding acquisition by Childs and CT Holding). The BCC Funds also held the 7% convertible notes which were retired in connection with the purchase of the BCC common stock. Interest paid on such notes was approximately $171 and $1,425 for the period of five months ended March 26, 1997 and for fiscal 1996, respectively.

Included in costs associated with acquiring the Company and related deferred financing costs is an advisory and financing fee of $1.7 million paid to Childs in consideration of services regarding the planning, structuring and negotiating of the acquisition and related financings.

For fiscal 1998 and the period of seven months ended November 1, 1997, Childs was paid a management and consulting services fee of approximately $240 and $140, respectively, under a five-year agreement, annually renewable thereafter, requiring annual payments of $240. In addition, during fiscal 1998 Fenway Partners, a stockholder of CT Holding, was paid a management fee of $120.

The Company purchases inventory from two suppliers who are controlled by stockholders of CT Holding. Purchases from these suppliers aggregated approximately $4,999 and $6,092 for fiscal 1998 and fiscal 1997, respectively. The Company purchased inventory from two suppliers who were controlled by the BCC Funds. Purchases from these suppliers aggregated approximately $1,605 and $6,228 for the period of five months ended March 26, 1997 and for fiscal 1996, respectively.


11. Guarantee of Senior Notes

The Senior Notes described in Note 4 are guaranteed jointly and severally, fully and unconditionally by Country General, the Company's wholly-owned subsidiary.

As a result of the acquisition of Country General by the Company as discussed in
Note 3, a new basis of accounting has been reflected in Country General's financial statements reflecting the fair values for Country General's assets and liabilities at that date.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                 AND PREDECESSOR

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In thousands of dollars, except where indicated)




11. Guarantee of Senior Notes (continued)

Summarized financial information for Country General is as follows:


                                                                              October 31          November 1
                                                                                1998                 1997
                                                                            -------------        -----------
Balance sheet data
Current assets:
  Accounts receivable                                                         $   3,437           $   6,049
  Inventory                                                                     104,777             102,571
  Other                                                                           3,569               7,702
                                                                              -----------------------------
                                                                                111,783             116,322
Property and equipment, net of allowances for depreciation                       15,598              16,673
Other noncurrent assets, principally goodwill and deferred
  financing costs                                                                52,170              53,109
                                                                              -----------------------------
                                                                              $ 179,551           $ 186,104
                                                                              =============================

Current liabilities, principally accounts payable and accrued
  expenses                                                                    $  28,159           $  38,696
Noncurrent liabilities, principally amounts due to related                        5,262              11,434
  parties
Stockholder's equity                                                            146,130             135,974
                                                                              -----------------------------
                                                                              $ 179,551           $ 186,104
                                                                              =============================
                                                                                              Period of four
                                                                               Fiscal year     months ended
                                                                                  ended       November 1 1997
                                                                               October 31      (from date of
                                                                                  1998          acquisition)
                                                                              -------------------------------
Income statement data
Net sales                                                                     $ 257,342           $  99,381
Cost of sales                                                                   178,918              71,095
                                                                              -----------------------------
Gross profit                                                                     78,424              28,286

Selling, general and administrative and other expenses                           53,151              26,719
                                                                              -----------------------------
Operating income                                                                 25,273               1,567
Interest expense to related party                                                 9,167               3,201
                                                                              -----------------------------
Income (loss) before income taxes                                                16,106              (1,634)
Income taxes (credits)                                                            6,488                (613)
                                                                              -----------------------------
Net income (loss)                                                             $   9,618           $  (1,021)
                                                                              =============================






                                     CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                AND PREDECESSOR

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                               (In thousands of dollars, except where indicated)



11. Guarantee of Senior Notes (continued)
                                                                                              Period of four
                                                                               Fiscal year     months ended
                                                                                  ended       November 1 1997
                                                                               October 31      (from date of
                                                                                  1998          acquisition)
                                                                              -------------------------------

Cash flow data
Net cash flows provided by (used in):
  Operating activities                                                        $   2,586           $  (1,736)
  Investing activities, principally capital expenditures                         (3,575)               (415)
  Financing  activities,  principally  change  in  amounts  due to  related parties, less payment of deferred financing costs
    of $2,340 in 1997                                                            (5,192)              5,548


12. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended October 31, 1998 and November 1, 1997:


                                                                              Successor
                                                       ------------------------------------------------------

                                                           First          Second         Third        Fourth
                                                          Quarter        Quarter        Quarter      Quarter
                                                       ------------------------------------------------------
     Fiscal year ended October 31, 1998:
       Net sales                                         $144,393        $143,717       $167,859     $131,226
       Gross profit                                        41,619          42,501         51,146       41,750
       Operating income                                     6,659           8,168         15,696        8,318
       Net income                                             590           1,375          6,597        1,413
       Ratio of earnings to fixed charges                     1.2x            1.4x           3.1x         1.6x


                                                     Predecessor               |                  Successor
                                             ----------------------------      |   ----------------------------------------
                                                                               |
                                                            February 2,        |      March 27,
                                                              1997 to          |       1997 to
                                                First        March 26,         |        May 3,        Third         Fourth
                                               Quarter          1997           |         1997        Quarter        Quarter
                                             ----------------------------      |   -----------------------------------------
     Fiscal year ended November 1, 1997:                                       |
       Net sales                                $71,479       $34,569          |      $35,168       $129,216      $140,738
       Gross profit                              20,409        10,358          |       10,634         36,649        41,497
       Operating income (loss)                    2,538        (1,231)         |        2,832          9,519         2,534
       Net income (loss)                            601        (1,848)         |          732          2,709        (2,076)
       Ratio (deficiency) of earnings                                          |
         to fixed charges                           1.6x         (910)         |          1.8x           1.9x       (2,871)
                                                                               |

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

                        Valuation and Qualifying Accounts

                                   Schedule II


                                                             Allowance for
                                                           Trade Receivables
                                                           -----------------

            Balance at October 28, 1995                        $ (72,000)
              Credited to expense                                 20,500
              Write-off of uncollectible accounts                  1,500
                                                               ---------
            Balance at November 2, 1996                          (50,000)
              Credited to expense                                  4,700
                                                               ---------
            Balance at March 26, 1997                            (45,300)
              Debited to expense                                 (54,436)
              Write-off of uncollectible accounts                 49,736
              Acquired from Country General, Inc.               (336,000)
                                                               ---------
            Balance at November 1, 1997                         (386,000)
              Debited to expense                                (174,279)
              Write-off of uncollectible accounts                174,279
                                                               ---------
            Balance at October 31, 1998                        $(386,000)
                                                               =========

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CENTRAL TRACTOR FARM & COUNTRY, INC.




DATED: January 29, 1999                  By: /s/ James T. McKitrick
                                             James T. McKitrick, President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED: January 29, 1999


/s/ James T. McKitrick         President and Chief Executive Officer, Director
James T. McKitrick             (Principal Executive Officer)


/s/ Dean Longnecker            Executive Vice President and Chief Operating
Dean Longnecker                Officer, Director


/s/ Denny L. Starr             Senior Vice President, Finance and Chief
Denny L. Starr                 Financial Officer (Principal Financial and
                               Accounting Officer)

____________________           Director
John W. Childs

/s/ Jerry D. Horn              Director
Jerry D. Horn

/s/ Steven G. Segal            Director
Steven G. Segal

/s/ Adam L. Suttin             Director
Adam L. Suttin

/s/ Jeffrey B. Swartz          Director
Jeffrey B. Swartz

/s/ William E. Watts           Director
William E. Watts

/s/ Habib Y. Gorgi             Director
Habib Y. Gorgi

 /s/ Peter Lamm                Director
Peter Lamm

/s/ Richard C. Dresdale        Director
Richard C. Dresdale