Form 10-Q
period 1999-01-30
CENTRAL TRACTOR FARM & COUNTRY INC
filed 1999-03-15
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  -------------

                                    FORM 10-Q
(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 X                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended         January 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1999: 100. All of the registrant's stock is held by CT Holding, Inc. and is not publicly traded.


                                      CENTRAL TRACTOR FARM & COUNTRY, INC.
                                                     INDEX

PART I.       FINANCIAL INFORMATION                                                                         PAGE

 ITEM 1.      FINANCIAL STATEMENTS

     Condensed consolidated balance sheets, January 30, 1999 (unaudited) and October 31, 1998.................  3

     Condensed consolidated statements of income (unaudited), for the three months ended January 30, 1999 and January 31, 1998.....................................................................................  4

     Condensed consolidated statements of cash flows (unaudited), for the three months ended January 30, 1999 and January 31, 1998.....................................................................................  5

     Notes to condensed consolidated financial statements (unaudited).........................................  6

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...........................................................................  7

PART II.      OTHER INFORMATION

 ITEM 1.      LEGAL PROCEEDINGS............................................................................... 10

 ITEM 2.      CHANGES IN SECURITIES........................................................................... 10

 ITEM 3.      DEFAULTS UPON SENIOR SECURITIES................................................................. 10

 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................. 10

 ITEM 5.      OTHER INFORMATION............................................................................... 10

 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................................................ 10

 INDEX TO EXHIBITS............................................................................................ 12

     Exhibit 12 - Statement Re: Computation of Ratio of Earnings to Fixed Charges
     Exhibit 27 - Financial Data Schedule (electronic copy only)
     Exhibit 99 - Important Factors Regarding Forward-Looking Statements

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)

                                                                        January
                                                                          30,             October 31,
                                                                         1999                 1998
                                                                      -----------         -----------
                                                                      (unaudited)            (Note)
ASSETS
   Current assets:

      Cash and cash equivalents                                         $  5,144           $  6,971
      Recoverable income taxes                                             2,028              3,134
      Trade receivables, net                                               3,843              4,648
      Inventory                                                          234,868            217,064
      Other                                                                2,547              3,010
                                                                        --------           --------
   Total current assets                                                  248,430            234,827

   Property, improvements and equipment, net                              46,325             41,627
   Goodwill, net                                                         133,143            134,037
   Other assets                                                            8,557              8,354
                                                                        --------           --------
   Total assets                                                         $436,455           $418,845
                                                                        ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
      Note payable to bank                                              $ 44,000           $ 32,075
      Current portion of long-term debt and capital lease obligations      3,157              3,159
      Accounts payable                                                    84,472             78,322
      Accrued expenses and other liabilities                              21,951             22,862
                                                                        --------           --------
   Total current liabilities                                             153,580            136,418

   Long-term debt, less current portion                                  147,500            149,000
   Other long-term liabilities                                             4,132              3,670
                                                                        --------           --------
   Total liabilities                                                     305,212            289,088

   Stockholder's equity:
      Common stock, $.01 par value: authorized shares-3,000; issued and outstanding shares-100 (wholly-owned by CT Holding,
         Inc.)                                                              --                 --
      Additional paid-in capital                                         119,155            119,155
      Retained earnings                                                   12,088             10,602
                                                                        --------           --------
   Total stockholder's equity                                            131,243            129,757
                                                                        --------           --------
   Total liabilities and stockholder's equity                           $436,455           $418,845
                                                                        ========           ========

Note: The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands)
                                                  Three months ended
                                             -----------------------------
                                              January 30,     January 31,
                                                  1999           1998
                                             --------------  -------------

Net sales                                      $ 146,147        $ 144,393
Cost of sales                                    103,520          102,774
                                               ---------        ---------
Gross profit                                      42,627           41,619

Selling, general and administrative expense       33,742           34,094
Amortization of intangibles                          972              866
                                               ---------        ---------
Operating income                                   7,913            6,659

Interest expense                                   4,959            5,284
                                               ---------        ---------
Income before income taxes                         2,954            1,375
Income taxes                                       1,468              785
                                               ---------        ---------
Net income and comprehensive income            $   1,486        $     590
                                               =========        =========

Ratio of earnings to fixed charges                1.5 x            1.2 x
                                               =========        =========


See accompanying notes to condensed consolidated financial statements.

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands )
                                                          Three months ended
                                                      -------------------------
                                                       January 30,   January 31,
                                                          1999          1998
                                                      ------------  ------------

Operating Activities
Net income                                              $  1,486       $    590
Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation and amortization                           2,526          2,447
   Deferred income taxes                                   1,468            785
   Changes in operating assets and liabilities            (5,324)         7,459
                                                        --------       --------
Net cash provided by operating activities                    156         11,281

Investing Activities
   Purchases of property, improvements and
     equipment, net                                       (4,015)        (1,107)
   Purchase of net operating assets of and
     advances to H.C. Shaw Co.                            (7,829)          --
   Other                                                    (518)          (532
                                                        --------       --------
Net cash used in investing activities                    (12,362)        (1,639)

Financing Activities
   Net borrowings (repayments) under line of
     credit                                               11,925         (9,720)
   Payments on long-term debt                             (1,500)        (1,500)
   Other                                                     (46)           (43)
                                                        --------       --------
Net cash provided by (used in) financing activities       10,379        (11,263)

Net decrease in cash and cash equivalents                 (1,827)        (1,621)

Cash and cash equivalents at beginning of period           6,971          7,378
                                                        --------       --------
Cash and cash equivalents at end of period              $  5,144       $  5,757
                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

NOTE 1.       PRESENTATION OF FINANCIAL INFORMATION

         Central Tractor Farm & Country, Inc. is a wholly-owned subsidiary of CT Holding, Inc., an affiliate of J.W. Childs Equity Partners, L.P. ("Childs"). The consolidated financial statements include Central Tractor Farm & Country, Inc. and its wholly-owned subsidiary, Country General, Inc. ("Country General") (hereinafter collectively the "Company").

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

         It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report on Form 10-K for the year ended October 31, 1998 ("Form 10-K").

NOTE 2.       ACQUISITION

         In January 1999, the Company acquired nine retail stores and certain net operating assets from H.C. Shaw Co., a privately-owned specialty retailer, for approximately $7.0 million, subject to post-closing adjustments. The transaction was accounted for as a purchase. The accounts and transactions of the acquired stores are included in the accompanying condensed unaudited consolidated financial statements from the date of acquisition. Proforma results of operations as if the acquisition had occurred on November 1, 1998 are not materially different from the historical results of operations presented herein.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     First Quarter of Fiscal 1999 Compared to First Quarter of Fiscal 1998

     Net sales for the first quarter of fiscal 1999 were $146.1 million, an increase of $1.7 million, or 1.2%, as compared to net sales for the first quarter of fiscal 1998 of $144.4 million. This increase was due principally to a comparable store sales increase of 6.1% and to sales derived in 1999 from new stores opened in fiscal 1999 to date, partially offset by $8.1 million of sales derived in 1998 from stores closed in fiscal 1998.

     Gross profit for the first quarter of fiscal 1999 was $42.6 million, an increase of $1.0 million or 2.4%, as compared to $41.6 million for the first quarter of fiscal 1998, as a result of the increase in net sales discussed above and an increase in gross profit percentage. Gross profit as a percentage of net sales increased to 29.2% for the first quarter of fiscal 1999, as compared to 28.8% for the first quarter of fiscal 1998. The increase in the gross profit percentage is attributable to the fuller realization of the increased purchasing power of the Company resulting from the acquisition of Country General during fiscal 1997.

     Selling, general and administrative (SGA) expenses for the first quarter of fiscal 1999 were $33.7 million, a decrease of $0.4 million, or 1.0 %, as compared to the first quarter of fiscal 1998. SGA expenses as a percentage of net sales improved to 23.1% for the first quarter of fiscal 1999 as compared to 23.6% for the first quarter of fiscal 1998. This decrease is attributable to completion of the integration of the Country General stores.

     Amortization of intangibles remained relatively constant at $1.0 million for the first quarter of fiscal 1999 as compared to $0.9 million for the first quarter of fiscal 1998.

     Operating income for the first quarter of fiscal 1999 was $7.9 million, an increase of $1.2 million, or 18.8%, as compared to $6.7 million for the first quarter of fiscal 1998. Operating income as a percentage of net sales increased to 5.4% for the first quarter of fiscal 1999 from 4.6% for the first quarter of fiscal 1998. The increase was the result of the factors affecting net sales, gross profit and SGA expenses discussed above.

     Interest expense was $5.0 million for the first quarter of fiscal 1999 as compared to $5.3 million for the first quarter of fiscal 1998. The decrease in interest expense is attributable to a lower average debt balance and a decrease in interest rates on the Company's variable rate borrowings.

     Income taxes for the first quarter of fiscal 1999 were $1.5 million, an increase of $0.7 million as compared to the first quarter of fiscal 1998. Income tax as a percentage of pretax earnings was 49.7% in 1999, compared to 57.1% in 1998. This decrease is due primarily to amortization of goodwill related to the acquisition of the Company by Childs, which is not deductible for income tax purposes, being spread over a larger pre-tax income base.

     Net income for the first quarter of fiscal 1999 was $1.5 million, as compared to $0.6 million for the first quarter of fiscal 1998, as a result of the factors discussed above.

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

     On January 30, 1999, the Company had working capital of $94.9 million, a $3.5 million decrease from working capital of $98.4 million on October 31, 1998. This decrease resulted primarily from a $18.1 million aggregate increase in the Company's note payable to bank and accounts payable and a $4.2 million decrease in miscellaneous current assets, partially offset by a $17.8 million increase in inventory. The increase in inventory is due primarily to the Company's new store expansion program for fiscal 1999 along with the purchase of the H.C. Shaw Co. stores in January 1999.

         Net cash provided by operating activities was $0.2 million for the three months ended January 30, 1999. This was a decrease of $11.1 million from the three months ended January 31, 1998, during which $11.3 million of cash was generated by operating activities. This decrease resulted primarily from an increase in inventory during the first quarter of fiscal 1999 as compared to a decrease during the same period in the prior year. The Company's capital expenditures, exclusive of the H.C. Shaw Co. acquisition, were $4.0 million and $1.1 million for the three months ended January 30, 1999 and January 31, 1998, respectively. The increase is primarily attributable to the Company's new store expansion program for fiscal 1999. In addition, the Company had cash provided by financing activities of $10.4 million during the three months ended January 30, 1999 as compared to cash used in financing activities of $11.2 million during the three months ended January 31, 1998. The increase in cash provided by financing activities during the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998, is attributable to the purchase of the H.C. Shaw Co. stores and subsequent cash advances and the funding of the inventory build-up and capital expenditures related to the Company's new store expansion program for fiscal 1999.

     The Company has a $100.0 million revolving credit facility, under which $44.0 million was outstanding as of January 30, 1999. The credit facility will mature on June 30, 2003 and borrowings will bear interest at rates based upon prime or Eurodollar rates plus an applicable margin.

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

     Year 2000

     The Year 2000 issue, common to most companies, concerns the inability of information and other systems to correctly recognize and properly process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that nearly 90 percent of remediation efforts were completed as of February 28, 1999. All remediation efforts and testing of product/equipment are expected to be completed by May 1, 1999.

     The Company is also in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: product suppliers, third party benefit administrators, third party logistic providers, insurance institutions, mainframe computer services suppliers, financial institutions and utilities. The Company has requested confirmation from all material third parties that they will be timely Year 2000 compliant. Through February 28, 1999, the Company had received confirmations from approximately 60% of the third parties that were sent these requests.

     Through February 28, 1999, the Company has spent approximately $1.5 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $2.0 million and consist primarily of costs for the remediation of internal systems, including internal programming time. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the costs of internal system remediation efforts relate to the costs of on-staff systems engineers and, therefore, are not necessarily incremental costs. The Company has not canceled or delayed any other material projects as a result of this work.

     The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material third parties. A worst-case scenario would result in the short-term inability of the Company to sell products in its stores due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. Management receives monthly updates as to project status. While management expects a successful resolution of these issues, there can be no guarantee that the Company and material third parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to timely and successfully address all issues would not have an adverse effect on the Company.

     The Company is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by June 1, 1999.

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

Date: March 15, 1999                 Central Tractor Farm & Country, Inc.




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