Form 10-Q
period 1999-05-01
QUALITY STORES INC
filed 1999-06-15
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 200549
                                  -------------

                                    FORM 10-Q
(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 X              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  May 1, 1999

                                       OR

__              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
__              SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to

                         Commission file number 0-24902

                              QUALITY STORES, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                     42-1425562
(State or Other Jurisdiction of Incorporation)         (I.R.S. Employer No.)

455 E. Ellis Road, Muskegon, MI                             49443
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (616) 798-8787

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1999: 100. All of the registrant's stock is held by QSI Holdings, Inc. and is not publicly traded.


                              QUALITY STORES, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                                                                    PAGE

ITEM 1. FINANCIAL STATEMENTS - CENTRAL TRACTOR FARM & COUNTRY, INC.

   Condensed consolidated balance sheets, May 1, 1999 (unaudited) and October 31, 1998                             3

   Condensed consolidated statements of income (unaudited), for the three months and six months ended
   May 1, 1999 and the three months and six months ended May 2, 1998                                               4

   Condensed consolidated statements of cash flows (unaudited), for the six months ended May 1, 1999 and
   May 2, 1998                                                                                                     5

   Notes to condensed consolidated financial statements (unaudited)                                                6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - CENTRAL TRACTOR FARM & COUNTRY, INC.                                               9

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                                         14

ITEM 2. CHANGES IN SECURITIES                                                                                     14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                           14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       14

ITEM 5. OTHER INFORMATION                                                                                         14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                          14

INDEX TO EXHIBITS                                                                                                 16

   Exhibit 3.1 - Certificate of Incorporation, as amended
   Exhibit 12 - Statement Re: Computation of Ratio of Earnings to Fixed Charges
   Exhibit 27 - Financial Data Schedule (electronic copy only)
   Exhibit 99 - Important Factors Regarding Forward-Looking Statements


CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)
                                                                          May 1,          October 31,
                                                                          1999               1998
                                                                       ----------         -----------
                                                                       (unaudited)          (Note)
ASSETS
   Current assets:
      Cash and cash equivalents                                         $ 10,930            $  6,971
      Recoverable income taxes                                             2,628               3,134
      Trade receivables, net                                               5,820               4,648
      Inventory                                                          269,902             217,064
      Other                                                                5,090               3,010
                                                                        --------            --------
   Total current assets                                                  294,370             234,827

   Property, improvements and equipment, net                              48,358              41,627
   Goodwill, net                                                         133,241             134,037
   Other assets                                                            8,513               8,354
                                                                        --------            --------
   Total assets                                                         $484,482            $418,845
                                                                        ========            ========

LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
      Note payable to bank                                              $ 73,675            $ 32,075
      Current portion of long-term debt and capital lease obligations      3,250               3,159
      Accounts payable                                                   101,612              78,322
      Accrued expenses and other liabilities                              18,838              22,862
                                                                        --------            --------
   Total current liabilities                                             197,375             136,418

   Long-term debt, less current portion                                  147,500             149,000
   Other long-term liabilities                                             7,367               3,670
                                                                        --------            --------
   Total liabilities                                                     352,242             289,088

   Stockholder's equity:
      Common stock, $.01 par value: authorized shares-3,000; issued and outstanding shares-100 (wholly-owned by CT Holding,
        Inc.)                                                               --                 --
      Additional paid-in capital                                         119,155             119,155
      Retained earnings                                                   13,085              10,602
                                                                        --------            --------
   Total stockholder's equity                                            132,240             129,757
                                                                        --------            --------
   Total liabilities and stockholder's equity                           $484,482            $418,845
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

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands)
                                                   Three months ended
                                               ---------------------------
                                               May 1, 1999     May 2, 1998
                                               -----------     -----------


Net sales                                        $159,136         $143,717
Cost of sales                                     111,909          101,216
                                                 --------         --------
Gross profit                                       47,227           42,501

Selling, general and administrative expense        38,345           33,473
Amortization of intangibles                           985              860
                                                 --------         --------
Operating income                                    7,897            8,168

Interest expense                                    5,475            5,514
                                                 --------         --------
Income before income taxes                          2,422            2,654
Income taxes                                        1,425            1,279
                                                 --------         --------
Net income and comprehensive income              $    997         $  1,375
                                                 ========         ========

Ratio of earnings to fixed charges                   1.4x             1.4x
                                                 ========         ========

                                                    Six months ended
                                               ---------------------------
                                               May 1, 1999     May 2, 1998
                                               -----------     -----------

Net sales                                        $305,283         $288,110
Cost of sales                                     215,429          203,990
                                                 --------         --------
Gross profit                                       89,854           84,120

Selling, general and administrative expense        72,087           67,568
Amortization of intangibles                         1,957            1,726
                                                 --------         --------
Operating income                                   15,810           14,826

Interest expense                                   10,434           10,798
                                                 --------         --------
Income before income taxes                          5,376            4,028
Income taxes                                        2,893            2,064
                                                 --------         --------
Net income and comprehensive income              $  2,483         $  1,964
                                                 ========         ========

Ratio of earnings to fixed charges                   1.4x             1.3x
                                                 ========         ========


See accompanying notes to condensed consolidated financial statements.

CENTRAL TRACTOR FARM & COUNTRY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                                   Six months ended
                                                             -------------------------------
                                                              May 1, 1999       May 2, 1998
                                                             ------------      -------------
Operating Activities
Net income                                                    $  2,483            $  1,964
Adjustments to reconcile net income to net cash (used in)
   provided by operations:
   Depreciation and amortization                                 5,251               4,887
   Deferred income taxes                                         2,893               2,064
   Changes in operating assets and liabilities                 (28,458)              9,020
                                                              --------            --------
Net cash (used in) provided by operating activities            (17,831)             17,935

Investing Activities
   Purchases of property, improvements and equipment, net       (8,276)             (1,437)
   Purchase of net operating assets of and advances to H.C
     Shaw Co.                                                   (9,446)               --

   Other                                                          (496)                318
                                                              --------            --------
Net cash used in investing activities                          (18,218)             (1,119)

Financing Activities
   Capital contribution from parent                               --                   120
   Net borrowings (repayments) under line of credit             41,600              (7,750)
   Payments on long-term debt                                   (1,500)             (1,500)
   Other                                                           (92)                (85)
                                                              --------            --------
Net cash provided by (used in) financing activities             40,008              (9,215)

Net increase in cash and cash equivalents                        3,959               7,601

Cash and cash equivalents at beginning of period                 6,971               7,378
                                                              --------            --------
Cash and cash equivalents at end of period                    $ 10,930            $ 14,979
                                                              ========            ========

See accompanying notes to condensed consolidated financial statements.

                                       5

                      CENTRAL TRACTOR FARM & COUNTRY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

NOTE 1. PRESENTATION OF FINANCIAL INFORMATION

         Central Tractor Farm & Country, Inc. is a wholly-owned subsidiary of CT Holding, Inc.("Holding"), an affiliate of J.W. Childs Equity Partners, L.P. ("Childs"). The consolidated financial statements include Central Tractor Farm & Country, Inc. and its wholly-owned subsidiary, Country General, Inc. ("Country General") (hereinafter collectively the "Company").

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

NOTE 2. ACQUISITIONS

         In January 1999, the Company acquired nine retail stores and certain net operating assets from H.C. Shaw Co., a privately-owned specialty retailer, for approximately $7.0 million, subject to post-closing adjustments. The transaction was accounted for as a purchase. The accounts and transactions of the acquired stores are included in the accompanying condensed unaudited consolidated financial statements from the date of acquisition. Proforma results of operations as if the acquisition had occurred on November 2, 1997 are not materially different from the historical results of operations presented herein.

         On May 7, 1999, the Company acquired Quality Stores, Inc. ("Quality Stores") in a transaction in which Quality Stores was merged with and into the Company (the "Merger"). In connection with the Merger, the former shareholders and option holders of Quality Stores received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of Holding. In connection with the Merger, the Company also repaid approximately $42.1 million in debt owed by Quality Stores. The total purchase price for Quality Stores was approximately $208.0 million, subject to post closing adjustment.

         Quality Stores, based in Muskegon, Michigan, had a strong presence in Michigan and Ohio and, at the time of the Merger, operated a chain of 114 stores, with annual sales of approximately $525 million, which offer merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, workwear, and lawn and garden products. In connection with the Merger, the Company changed its name from "Central Tractor Farm & Country, Inc." to "Quality Stores, Inc." and relocated its headquarters to Muskegon, Michigan. The Company will continue to operate stores primarily under the Central Tractor Farm & Country, Country General and Quality Farm & Fleet names.

         The non-cash portion of the Merger consideration was contributed to the Company by Holding (which, in connection with the Merger, changed its name to QSI Holdings, Inc.). The Company funded the cash portion of the Merger consideration and various fees and expenses associated with the Merger from funds drawn under an amendment and restatement of the Company's Credit Agreement with Fleet National Bank, as administrative agent for the banks, financial institutions and other institutional lenders party thereto (the "New Credit Facility"). Among other things, the amendment and restatement of the New Credit Facility increased the aggregate principal amount of the facility from $150,000,000 to $320,000,000, consisting of a $220,000,000 term loan facility and a $100,000,000 revolving credit facility.

         The acquisition of Quality Stores will be accounted for as a purchase and the results of operations of Quality Stores will be included in the consolidated financial statements from the date of purchase. The estimated cost of the acquisition over the estimated fair value of the underlying tangible net assets is as follows (in thousands):

     Cost of acquiring Quality Stores capital stock            $208,043
     Fair value of underlying tangible net assets acquired       51,886
                                                                -------
     Excess of cost of acquisition over the allocated fair
        value of the underlying tangible net assets            $156,157
                                                               ========

NOTE 3.   PRO FORMA RESULTS

         The pro forma results of operations presented below is based on the historical financial statements of the Company included in this Form 10-Q filing, adjusted to give effect to: (i) the acquisition of Quality Stores by the Company and (ii) the debt financing arrangements in connection with the acquisition of Quality Stores, as though these transactions had occurred on November 2, 1997.

         Pro forma adjustments to the historical financial statements are based upon available data and certain assumptions that the Company believes are reasonable. The pro forma results of operations are not necessarily indicative of the Company's results of operations that might have occurred had the aforementioned transactions been completed as of the date indicated above and do not purport to represent what the Company's consolidated results of operations might be for any future period or date.

                                                    Pro Forma Results of Operations

                                          Three Months Ended                 Six Months Ended
                                    -----------------------------       ----------------------------

                                    May 1, 1999       May 2, 1998       May 1, 1999      May 2, 1998
                                    -----------       -----------       -----------      -----------
Net sales                            $ 289,018         $ 266,587         $ 574,300        $ 531,532
Operating income                         8,667             7,099            24,039           15,483
Net (loss) income                       (1,305)           (2,234)            2,134           (3,458)
(Deficiency) ratio  of earnings to
  fixed charges                           (811)           (2,632)             1.3x           (3,557)


NOTE 4.  NEW CREDIT FACILITY

         On May 7, 1999, the Company entered into the New Credit Facility, which consists of a $220.0 million, seven-year term loan facility, which was fully funded, and a $100.0 million revolving credit facility under which $60.0 million was outstanding on May 7, 1999. The amounts originally funded and drawn under the New Credit Facility were used, in part, to repay outstanding borrowings under the Company's prior credit facility.

         The New Credit Facility will mature on April 30, 2006. Borrowings under the New Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. The term loans must be repaid in quarterly installments beginning July 31, 1999, plus prepayments based on the Company's excess cash flow, as defined. The installments, on an annual basis, are as follows:

                    FISCAL YEAR             AMOUNT
                    -----------             ------

                    1999                $   3,100,000
                    2000                   13,700,000
                    2001                   21,200,000
                    2002                   21,200,000
                    2003                   21,200,000
                    2004                   26,200,000
                    2005                   75,600,000
                    2006                   37,800,000
                                        -------------
                                        $ 220,000,000
                                        =============

         The New Credit Facility agreement contains covenants which require the Company to maintain a minimum Fixed Charge Coverage Ratio, a minimum Interest Coverage Ratio and a maximum Debt to EBITDA Ratio (all as defined in the New Credit Facility agreement). The covenants also restrict, among other things, the payment of dividends, incurrence of debt and capital expenditures.

         The New Credit Facility is secured by substantially all of the assets of the Company.

                              QUALITY STORES, INC.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Second Quarter of Fiscal 1999 Compared to Second Quarter of Fiscal 1998

         Net sales for the second quarter of fiscal 1999 were $159.1 million, an increase of $15.4 million, or 10.7%, as compared to net sales for the second quarter of fiscal 1998 of $143.7 million. This increase was due principally to $20.0 million of sales derived in 1999 from new stores opened or acquired in fiscal 1999 to date and to a comparable store sales increase of 0.5%, partially offset by $3.6 million of sales derived in 1998 from stores closed in fiscal 1998.

         Gross profit for the second quarter of fiscal 1999 was $47.2 million, an increase of $4.7 million or 11.1%, as compared to $42.5 million for the second quarter of fiscal 1998, as a result of the increase in net sales discussed above and an increase in gross profit percentage. Gross profit as a percentage of net sales increased to 29.7% for the second quarter of fiscal 1999, as compared to 29.6% for the second quarter of fiscal 1998. The increase in the gross profit percentage is attributable to the fuller realization of the increased purchasing power of the Company resulting from the acquisition of Country General during fiscal 1997, partially offset by lower gross margins from the new stores opened in fiscal 1999 as compared to comparable stores.

         Selling, general and administrative (SGA) expenses for the second quarter of fiscal 1999 were $38.3 million, an increase of $4.9 million, or 14.6 %, as compared to the second quarter of fiscal 1998. SGA expenses as a percentage of net sales were 24.1% for the second quarter of fiscal 1999 as compared to 23.3% for the second quarter of fiscal 1998. This increase is due to the pre-opening costs incurred for and the proportionately higher initial SGA expenses associated with the new stores opened in fiscal 1999.

         Amortization of intangibles remained relatively constant at $1.0 million for the second quarter of fiscal 1999 as compared to $0.9 million for the second quarter of fiscal 1998.

         Operating income for the second quarter of fiscal 1999 was $7.9 million, a decrease of $0.3 million, or 3.3%, as compared to $8.2 million for the second quarter of fiscal 1998. Operating income as a percentage of net sales decreased to 5.0% for the second quarter of fiscal 1999 from 5.7% for the second quarter of fiscal 1998. The decrease was the result of the factors affecting net sales, gross profit and SGA expenses discussed above.

         Interest expense remained constant at $5.5 million for the second quarter of fiscal 1999 and for the second quarter of fiscal 1998.

         Income taxes for the second quarter of fiscal 1999 were $1.4 million, an increase of $0.1 million as compared to the second quarter of fiscal 1998. Income tax as a percentage of pretax earnings was 58.8% in 1999, compared to 48.2% in 1998. This increase is due primarily to amortization of goodwill related to the acquisition of the Company by Childs, which is not deductible for income tax purposes, being spread over a smaller pre-tax income base.

         Net income for the second quarter of fiscal 1999 was $1.0 million, as compared to $1.4 million for the second quarter of fiscal 1998, as a result of the factors discussed above.

         Six months ended May 1, 1999 Compared to Six months ended May 2, 1998

         Net sales for the six months ended May 1, 1999 were $305.3 million, an increase of $17.2 million, or 6.0%, as compared to net sales for the six months ended May 2, 1998 of $288.1 million. This increase was due principally to $21.4 million of sales derived in 1999 from new stores opened or acquired in fiscal 1999 to date and to a comparable store sales increase of 3.3%, partially offset by $11.1 million of sales derived in 1998 from stores closed in fiscal 1998.

         Gross profit for the six months ended May 1, 1999 was $89.8 million, an increase of $5.7 million or 6.8%, as compared to $84.1 million for the six months ended May 2, 1998, as a result of the increase in net sales discussed above and an increase in gross profit percentage. Gross profit as a percentage of net sales increased to 29.4% for the six months ended May 1, 1999, as compared to 29.2% for the six months ended May 2, 1998. The increase in the gross profit percentage is attributable to the fuller realization of the increased purchasing power of the Company resulting from the acquisition of Country General during fiscal 1997, partially offset by lower gross margins from the new stores opened in fiscal 1999 as compared to comparable stores.

         Selling, general and administrative (SGA) expenses for the six months ended May 1, 1999 were $72.1 million, an increase of $4.5 million, or 6.7%, as compared to the six months ended May 2, 1998. SGA expenses as a percentage of net sales remained relatively constant at 23.6% for the six months ended May 1, 1999 as compared to 23.5% for the six months ended May 2, 1998.

         Amortization of intangibles remained relatively constant at $2.0 million for the six months ended May 1, 1999 as compared to $1.7 million for the six months ended May 2, 1998.

         Operating income for the six months ended May 1, 1999 was $15.8 million, an increase of $1.0 million, or 6.6%, as compared to $14.8 million for the six months ended May 2, 1998. Operating income as a percentage of net sales increased to 5.2% for the six months ended May 1, 1999 from 5.1% for the six months ended May 2, 1998. The increase was the result of the factors affecting net sales, gross profit and SGA expenses discussed above.

         Interest expense was $10.4 million for the six months ended May 1, 1999 as compared to $10.8 million for the six months ended May 2, 1998. The decrease in interest expense is attributable to a lower average debt balance and a decrease in interest rates on the Company's variable rate borrowings.

         Income taxes for the six months ended May 1, 1999 were $2.9 million, an increase of $0.8 million as compared to the six months ended May 2, 1998. Income tax as a percentage of pretax earnings remained relatively constant at 53.8% in 1999, compared to 51.2% in 1998.

         Net income for the six months ended May 1, 1999 was $2.5 million, as compared to $2.0 million for the six months ended May 2, 1998, as a result of the factors discussed above.

         Acquisition of Quality Stores, Inc.

         On May 7, 1999, the Company acquired Quality Stores in a transaction in which Quality Stores was merged with and into the Company. In connection with the Merger, the former shareholders and option holders of Quality Stores received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of Holding. In connection with the Merger, the Company also repaid approximately $42.1 million in debt owed by Quality Stores. The total purchase price for Quality Stores was approximately $208.0 million, subject to post closing adjustment.

         Quality Stores, based in Muskegon, Michigan, had a strong presence in Michigan and Ohio and, at the time of the Merger, operated a chain of 114 stores, with annual sales of approximately $525 million, which offer merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, workwear, and lawn and garden products. In connection with the Merger, the Company changed its name from "Central Tractor Farm & Country, Inc." to "Quality Stores, Inc." and relocated its headquarters to Muskegon, Michigan. The Company will continue to operate stores primarily under the Central Tractor Farm & Country, Country General and Quality Farm & Fleet names.

         The non-cash portion of the Merger consideration was contributed to the Company by Holding (which, in connection with the Merger, changed its name to QSI Holdings, Inc.). The Company funded the cash portion of the Merger consideration and various fees and expenses associated with the Merger from funds drawn under the New Credit Facility. Among other things, the New Credit Facility increased the aggregate principal amount of the facility from $150,000,000 to $320,000,000, consisting of a $220,000,000 term loan facility and a $100,000,000 revolving credit facility.

         The acquisition of Quality Stores will be accounted for as a purchase and the results of operations of Quality Stores will be included in the consolidated financial statements from the date of purchase.

         New Credit Facility

         On May 7, 1999, the Company entered into the New Credit Facility, an amendment and restatement of its prior credit facility, which consists of a $220.0 million, seven-year term loan facility, which was fully funded, and a
$100.0 million revolving credit facility under which $60.0 million was outstanding on May 7, 1999. The amounts originally funded and drawn under the New Credit Facility were used, in part, to repay outstanding borrowings under the Company's prior credit facility.

         The New Credit Facility will mature on April 30, 2006. Borrowings under the New Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. The term loans must be repaid in quarterly installments beginning July 31, 1999, plus prepayments based on the Company's excess cash flow, as defined. The installments, on an annual basis, are as follows:

                    FISCAL YEAR             AMOUNT
                    -----------             ------

                    1999                 $   3,100,000
                    2000                    13,700,000
                    2001                    21,200,000
                    2002                    21,200,000
                    2003                    21,200,000
                    2004                    26,200,000
                    2005                    75,600,000
                    2006                    37,800,000
                                         -------------
                                         $ 220,000,000
                                         =============

         The New Credit Facility agreement contains covenants which require the Company to maintain a minimum Fixed Charge Coverage Ratio, a minimum Interest Coverage Ratio and a maximum Debt to EBITDA Ratio (all as defined in the New Credit Facility agreement). The covenants also restrict, among other things, the payment of dividends, incurrence of debt and capital expenditures.

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

         On May 1, 1999, the Company had working capital of $97.0 million, a $1.4 million decrease from working capital of $98.4 million on October 31, 1998. This decrease resulted primarily from a $64.9 million aggregate increase in the Company's note payable to bank and accounts payable, partially offset by a $52.8 million increase in inventory, a $6.7 million increase in other current assets, and a $4.0 million decrease in accrued expenses. The increases in the Company's note payable to bank, accounts payable and inventory are due primarily to the Company's new store expansion program for fiscal 1999 and the purchase of the H.C. Shaw Co. stores in January 1999.

         Net cash used in operating activities was $17.8 million for the six months ended May 1, 1999. This was a decrease of $35.7 million from the six months ended May 2, 1998, during which $17.9 million of cash was generated by operating activities. This decrease resulted primarily from an increase in inventory during the first six months of fiscal 1999 as compared to a smaller increase during the same period in the prior year. The Company's capital expenditures, exclusive of the H.C. Shaw Co. acquisition, were $8.3 million and $1.4 million for the six months ended May 1, 1999 and May 2, 1998, respectively. The increase is primarily attributable to the Company's new store expansion program for fiscal 1999. In addition, the Company had cash provided by financing activities of $40.0 million during the six months ended May 1, 1999 as compared to cash used in financing activities of $9.2 million during the six months ended May 2, 1998. The increase in cash provided by financing activities during the first six months of fiscal 1999, as compared to the first six months of fiscal 1998, is attributable to the purchase of the H.C. Shaw Co. stores and subsequent cash advances and the funding of the inventory build-up and capital expenditures related to the Company's new store expansion program for fiscal 1999.

         The Company anticipates that its principal uses of cash in the foreseeable future will be working capital requirements, debt service requirements and capital expenditures, as well as expenditures relating to acquisitions. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the New Credit Facility, will be adequate to meet its anticipated requirements in the foreseeable future for working capital, capital expenditures and debt service. The Company expects that if it were to pursue further significant acquisitions, it would arrange prior to the acquisitions any additional debt or equity financing required to fund the acquisitions. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing or to reduce its capital spending. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

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

         Year 2000

         The Year 2000 issue, common to most companies, concerns the inability of information and other systems to correctly recognize and properly process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that over 90 percent of remediation efforts were completed as of May 31, 1999. All remediation efforts and testing of product/equipment are expected to be completed by September 1, 1999.

         The Company is also in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: product suppliers, third party benefit administrators, third party logistic providers, insurance institutions, mainframe computer services suppliers, financial institutions and utilities. The Company has requested confirmation from all material third parties that they will be timely Year 2000 compliant. Through May 31, 1999, the Company had received confirmations from approximately 70% of the third parties that were sent these requests.

         Through May 31, 1999, the Company has spent approximately $1.6 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $2.0 million and consist primarily of costs for the remediation of internal systems, including internal programming time. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the costs of internal system remediation efforts relate to the costs of on-staff systems engineers and, therefore, are not necessarily incremental costs. The Company has not canceled or delayed any other material projects as a result of this work.

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

         The Company is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by September 1, 1999.

                              QUALITY STORES, INC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS                               None

ITEM 5. OTHER INFORMATION                              None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS - See Index to Exhibits included elsewhere herein.

   (b) FORM 8-K - The Company filed a Form 8-K dated May 21, 1999 to report its acquisition of Quality Stores, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 15, 1999                   Quality Stores, Inc.




                                      /s/James F. Hurley
                                      James F. Hurley
                                      Senior Vice President of Finance and
                                      Chief Financial Officer

                              QUALITY STORES, INC.

                                INDEX TO EXHIBITS






EXHIBIT 3.1  Certificate of Incorporation, as amended

EXHIBIT 12   Statement Re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 27   Financial Data Schedule (electronic copy only)

EXHIBIT 99   Important Factors Regarding Forward-Looking Statements