Form 10-Q
period 1999-07-31
QUALITY STORES INC
filed 1999-09-14
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 1999

                                    OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ________________

                         Commission file number 0-24902

                              QUALITY STORES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

Delaware                                                           42-1425562
(State of Incorporation)                                (I.R.S. Employer No.)

455 E. Ellis Road, Muskegon, MI                                         49441
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code:  (231) 798-8787


                                 Not Applicable
              (Former Name, Former Address, and Former Fiscal Year,
                         If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999: 100. All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.


                                           QUALITY STORES, INC.
                                                  INDEX

                                                                                                    PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed consolidated balance sheets, July 31, 1999 (unaudited), and October 31, 1998.........................................................................3

         Condensed consolidated  statements of income (unaudited),  for the three months and nine months ended July 31, 1999,  and the three
         months and nine months ended August 1, 1998..................................................4

         Condensed consolidated statements of cash flows (unaudited), for the nine months ended July 31, 1999, and August 1, 1998..........................................5

         Notes to condensed consolidated financial statements (unaudited).............................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
         QUALITY STORES, INC..........................................................................9


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................................................14

ITEM 2.  CHANGES IN SECURITIES.......................................................................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................14

ITEM 5.  OTHER INFORMATION...........................................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................14

INDEX TO EXHIBITS....................................................................................16
         Exhibit 12     Statement Re:  Computation of Ratio of Earnings of Fixed Charges
         Exhibit 27     Financial Data Schedule (electronic copy only)
         Exhibit 99     Important Factors Regarding Forward-Looking Statements

QUALITY STORES, INC.
Condensed Consolidated Balance Sheets
(In Thousands Except Share Data)



                                                                      July 31,            October 31,
                                                                       1999                  1998
                                                                    ------------         ------------
ASSETS                                                              (Unaudited)             (Note)
Current assets:
   Cash and cash equivalents                                         $  2,141             $  6,971
   Recoverable income taxes                                                --                3,134
   Trade receivables, net                                               8,843                4,648
   Inventory                                                          377,758              217,064
   Other                                                               13,613                3,010
                                                                     --------             --------
Total current assets                                                  402,355              234,827
Property, improvements, and equipment, net                            104,798               41,627
Goodwill, net                                                         286,786              134,037
Other assets                                                           13,620                8,354
                                                                     --------             --------
Total assets                                                         $807,559             $418,845
                                                                     ========             ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Note payable to bank                                              $ 81,650             $ 32,075
   Accounts payable                                                   127,108               78,322
   Accrued expenses and other liabilities                              44,739               22,862
   Current portion of long-term debt and capital lease obligations     11,825                3,159
                                                                     --------             --------
Total current liabilities                                             265,322              136,418
Long-term debt, less current portion                                  310,850              149,000
Other long-term liabilities                                             4,068                3,670
                                                                     --------             --------
Total liabilities                                                     580,240              289,088

Stockholder's equity:
   Common stock, $.01 par value: authorized shares-3,000; issued and outstanding shares-100 (wholly owned by QSI Holdings,
     Inc.)
                                                                           --                   --
   Additional paid-in capital                                         210,919              119,155
   Retained earnings                                                   16,400               10,602
                                                                     --------             --------
Total stockholder's equity                                            227,319              129,757
                                                                     --------             --------
Total liabilities and stockholder's equity                           $807,559             $418,845
                                                                     ========             ========


Note: The balance sheet at October 31, 1998, has been derived from the audited financial statements at that date but does not include all of the  information  and footnotes  required by generally  accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

QUALITY STORES, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In Thousands)
                                                    Three Months Ended
                                               -----------------------------
                                                July 31,           August 1,
                                                  1999                1998
                                               ----------          ---------

Net sales                                      $330,830             $167,859
Cost of sales                                   234,677              116,713
                                               --------             --------
Gross profit                                     96,153               51,146

Selling, general, and administrative expense     69,320               34,554
Merger integration expenses                       7,639                   --
Amortization of intangibles                       1,865                  896
                                               --------             --------
Operating income                                 17,329               15,696

Interest expense                                  9,079                4,560
                                               --------             --------
Income before income taxes                        8,250               11,136
Income taxes                                      3,874                4,539
                                               --------             --------
Net income and comprehensive income            $  4,376             $  6,597
                                               ========             ========

Ratio of earnings to fixed charges                1.8 x                3.1 x
                                               ========             ========


                                                    Nine Months Ended
                                               -----------------------------
                                                July 31,           August 1,
                                                  1999                1998
                                               ----------          ---------

Net sales                                      $636,113             $455,969
Cost of sales                                   450,106              320,703
                                               --------             --------
Gross profit                                    186,007              135,266

Selling, general, and administrative expense    141,407              102,122
Merger integration expenses                       7,639                   --
Amortization of intangibles                       3,822                2,622
                                               --------             --------
Operating income                                 33,139               30,522

Interest expense                                 19,513               15,358
                                               --------             --------
Income before income taxes                       13,626               15,164
Income taxes                                      6,767                6,603
                                               --------             --------
Net income and comprehensive income            $  6,859             $  8,561
                                               ========             ========

Ratio of earnings to fixed charges                1.6 x                1.9 x
                                               ========             ========

See accompanying notes to condensed consolidated financial statements.


QUALITY STORES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                            Nine Months Ended
                                                                    ------------------------------
                                                                       July 31,         August 1,
                                                                         1999             1998
                                                                    ------------      ------------
Operating Activities
Net income                                                           $   6,859         $   8,561
Adjustments to reconcile net income to net cash (used in) provided by operations:
     Depreciation and amortization                                      11,379             7,346
     Deferred income taxes                                                  --             6,603
     Changes in operating assets and liabilities                       (53,959)           15,725
                                                                     ---------         ---------
Net cash (used in) provided by operating activities                    (35,721)           38,235

Investing Activities
Purchases of property, improvements, and equipment, net                (12,339)           (2,696)
Acquisition of  former Quality Stores, Inc.                           (112,368)               --
Purchase of net operating assets of and advances to H.C. Shaw Co.      (11,021)               --
Other, net                                                                (260)              176
                                                                     ---------         ---------
Net cash used in investing activities                                 (135,988)           (2,520)

Financing Activities
Capital contribution from parent                                            --               135
Dividend to parent                                                      (1,061)               --
Net borrowings (repayments) under line of credit                        49,575           (31,000)
Proceeds from issuance of long-term debt                               220,000                --
Payments on long-term debt                                             (90,906)           (3,000)
Financing costs relating to New Credit Facility                         (4,990)               --
Other, net                                                              (5,739)             (127)
                                                                     ---------         ---------
Net cash provided by (used in) financing activities                    166,879           (33,992)

Net (decrease) increase in cash and cash equivalents                    (4,830)            1,723
Cash and cash equivalents at beginning of period                         6,971             7,378
                                                                     ---------         ---------
Cash and cash equivalents at end of period                           $   2,141         $   9,101
                                                                     =========         =========

See accompanying notes to condensed consolidated financial statements.

                              QUALITY STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION

Quality Stores, Inc., formerly Central Tractor Farm & Country, Inc., is a wholly owned subsidiary of QSI Holdings, Inc., formerly CT Holding, Inc. ("Holdings"), an affiliate of J.W. Childs Equity Partners, L.P. ("Childs"). The consolidated financial statements include Quality Stores, Inc., and its wholly owned subsidiary, Country General, Inc. ("Country General"), as well as the former Quality Stores, Inc. and its wholly owned subsidiaries, since the date of acquisition (hereinafter, collectively, the "Company").

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


NOTE 2.  ACQUISITIONS

In January, 1999, the Company acquired nine retail stores and certain net operating assets from H.C. Shaw Co., a privately owned specialty retailer, for approximately $7.0 million, subject to post-closing adjustment. The transaction was accounted for as a purchase. The accounts and transactions of the acquired stores are included in the accompanying unaudited condensed consolidated financial statements from the date of acquisition. Pro forma results of operations as if the acquisition had occurred on November 2, 1997, are not materially different from the historical results of operations presented herein.

On May 7, 1999, the Company acquired Quality Stores, Inc., ("Quality Stores") in a transaction in which Quality Stores was merged with and into the Company (the "Merger"). In connection with the Merger, the former shareholders and option holders of Quality Stores received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of Holdings. In connection with the Merger, the Company also repaid approximately $42.1 million in debt owed by Quality Stores. The total purchase price for Quality Stores was approximately $204.1 million, subject to post closing adjustment.

Quality Stores, based in Muskegon, Michigan, had a strong presence in Michigan and Ohio and, at the time of the Merger, operated a chain of 114 stores, with annual sales of approximately $525 million, which offer merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, workwear, and lawn and garden products. In connection with the Merger, the Company changed its name from "Central Tractor Farm & Country, Inc." to "Quality Stores, Inc." and relocated its headquarters to Muskegon, Michigan. The Company will continue to operate stores primarily under the Central Tractor Farm & Country, Country General, and Quality Farm & Fleet names.

The non-cash portion of the Merger consideration was contributed to the Company by Holdings (which, in connection with the Merger, changed its name to QSI Holdings, Inc.). The Company funded the cash portion of the Merger consideration and various fees and expenses associated with the Merger from funds drawn under an amendment and restatement of the Company's Credit Agreement, dated May 7, 1999, with Fleet National Bank, as administrative agent for the banks, financial institutions, and other institutional lenders party thereto (the "New Credit Facility"). Among other things, the amendment and restatement of the New Credit Facility increased the aggregate principal amount of the facility from $150,000,000 to $320,000,000, consisting of a $220,000,000 term loan facility and a $100,000,000 revolving credit facility.

The acquisition of Quality Stores has been accounted for as a purchase and the results of operations of Quality Stores has been included in the consolidated financial statements from the date of purchase. The estimated cost of the acquisition over the estimated fair value of the underlying tangible net assets is as follows (in thousands):

     Cost of acquiring Quality Stores capital stock          $204,132

     Fair value of underlying tangible net assets acquired     48,779
                                                             --------

     Excess of cost of acquisition over the allocated fair
     value of the underlying tangible net assets             $155,353
                                                             ========

The allocation of the purchase price reflected in the July 31, 1999, unaudited condensed consolidated company balance sheet is preliminary. Management expects to complete the evaluation of the fair value of the underlying tangible net assets acquired within twelve months of the acquisition.


NOTE 3. PRO FORMA RESULTS

The pro forma results of operations presented below are based on the historical financial statements of the Company included in this Form 10-Q filing, adjusted to give effect to: (i) the acquisition of Quality Stores by the Company and (ii) the debt financing arrangements executed in connection with the acquisition of Quality Stores, as though these transactions had occurred on November 2, 1997.

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

                                            Pro Forma Results of Operations
                                                   (In thousands)

                                       Three Months Ended    Nine Months Ended
                                     -------------------------------------------
                                      July 31,  August 1,   July 31,   August 1,
                                       1999       1998        1999       1998
                                     -------------------------------------------

Net Sales                            $344,351   $315,217    $918,651   $846,749
Operating Income                       18,650     24,236      42,736     39,582
Net (loss) income                       5,027      9,220       7,189      5,984
Ratio of earnings to fixed charges      1.9 x      2.7 x       1.5 x      1.4 x


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

The New Credit Facility will mature on April 30, 2006. Borrowings under the New Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. The term loans must be repaid in quarterly installments beginning July 31, 1999, plus prepayments based on the Company's excess cash flow, as defined. The installments, on an annual basis, are as follows:

                       Fiscal Year                 Amount
                    -----------------          --------------
                           1999                $   3,100,000
                           2000                   13,700,000
                           2001                   21,200,000
                           2002                   21,200,000
                           2003                   21,200,000
                           2004                   26,200,000
                           2005                   75,600,000
                           2006                   37,800,000
                                               -------------
                                               $ 220,000,000
                                               =============

The New Credit Facility agreement contains covenants which require the Company to maintain a minimum Fixed Charge Coverage Ratio, a minimum Interest Coverage Ratio, and a maximum Debt to EBITDA Ratio (all as defined in the New Credit
Facility agreement). The covenants also restrict, among other things, the payment of dividends, incurrence of debt, and capital expenditures.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998

Net sales for the third quarter of fiscal 1999 were $330.8 million, an increase of $163.0 million, or 97.1%, as compared to net sales for the third quarter of fiscal 1998 of $167.8 million. This increase was due principally to $155.0 million in sales derived in 1999 from stores acquired from Quality Stores and H.
C. Shaw Co., as well as $11.5 million of sales derived in 1999 from new stores opened or acquired in fiscal 1999 to date and to a comparable store sales increase of 0.5%, partially offset by $3.6 million of sales derived in 1998 from stores closed in fiscal 1999.

Gross profit for the third quarter of fiscal 1999 was $96.2 million, an increase of $45.0 million or 87.9%, as compared to $51.2 million for the third quarter of fiscal 1998, principally as a result of the increase in net sales discussed above, offset by a decrease in gross profit percentage. Gross profit as a percentage of net sales decreased to 29.1% for the third quarter of fiscal 1999, as compared to 30.5% for the third quarter of fiscal 1998. The decrease in gross profit percentage is attributable to sales derived from Quality Stores and H. C. Shaw Co. stores, which are at a lower margin than the Company, as well as lower margins as a result of product mix. These margins are expected to improve upon completion of the integration of these two acquisitions.

Selling, general and administrative (SGA) expenses for the third quarter of fiscal 1999 were $69.3 million, an increase of $34.8 million, or 100.6 %, as compared to the third quarter of fiscal 1998. SGA expenses as a percentage of net sales were 20.9% for the third quarter of fiscal 1999 as compared to 20.6% for the third quarter of fiscal 1998, due principally to the inclusion of Quality Stores and H. C. Shaw Co. expense base. The Company recorded expenses of approximately $7.6 million, or 2.3% of net sales, related to closing, integration, and relocation costs (merger integration expenses) associated with the merger of Quality Stores into the Company. Management presently expects to record additional integration costs of approximately $10 million during the remainder of fiscal 1999 (i.e., through January 2000). Further amounts will be recorded in the early quarters of fiscal 2000.

Amortization of intangibles increased to $1.9 million for the third quarter of fiscal 1999, as compared to $0.9 million for the third quarter of fiscal 1998. The increase is due to amortization of excess costs of the two 1999 acquisitions over the estimated fair value of the underlying tangible assets.

Operating income for the third quarter of fiscal 1999 was $17.3 million, an increase of $1.6 million, or 10.4%, as compared to $15.7 million for the third quarter of fiscal 1998. Operating income as a percentage of net sales decreased to 5.2% for the third quarter of fiscal 1999 from 9.4% for the third quarter of fiscal 1998. The decrease was the result of the factors discussed above.

Interest expense increased to $9.1 million for the third quarter of fiscal 1999, as compared to $4.6 million for the third quarter of fiscal 1998. The increase is due principally to additional borrowing used to finance the acquisition of Quality Stores as well as a modest increase in average interest rates between years.

Income taxes for the third quarter of fiscal 1999 were $3.9 million, a decrease of $0.6 million as compared to the third quarter of fiscal 1998. Third quarter income taxes as a percentage of pretax earnings were 47.0% in 1999, compared to 40.8% in 1998. This increase is due primarily to amortization of goodwill related to the acquisitions of Quality Stores and H. C. Shaw Co., which is not deductible for income tax purposes.

Net income for the third quarter of fiscal 1999 was $4.4 million, as compared to $6.6 million for the third quarter of fiscal 1998, as a result of the factors discussed above.


Nine Months Ended July 31, 1999, Compared to Nine Months Ended August 1, 1998

Net sales for the nine months ended July 31, 1999, were $636.1 million, an increase of $180.1 million, or 39.5%, as compared to net sales for the nine months ended August 1, 1998, of $456.0 million. This increase was due principally to $165.0 million in sales derived in 1999 from stores acquired from Quality Stores and H. C. Shaw Co., as well as $12.9 million of sales derived in 1999 from new stores opened or acquired in fiscal 1999 to date and to a comparable store sales increase of 3.3%, partially offset by $11.1 million of sales derived in 1998 from stores closed in fiscal 1999.

Gross profit for the nine months ended July 31, 1999, was $186.0 million, an increase of $50.7 million or 37.5%, as compared to $135.3 million for the nine months ended August 1, 1998, as a result of the increase in net sales discussed above and a decrease in gross profit percentage. Gross profit as a percentage of net sales decreased to 29.2% for the nine months ended July 31, 1999, as compared to 29.7% for the nine months ended August 1, 1998. The decrease is due principally to sales derived from former Quality Stores and H. C. Shaw Co.
stores,   which  historically   operated  at  lower  gross  margins  than  those
experienced by the Company. These margins are expected to improve upon completion of the integration of these two acquisitions.

Selling, general, and administrative (SGA) expenses for the nine months ended July 31, 1999, were $141.4 million, an increase of $39.3 million, or 38.5%, as compared to the nine months ended August 1, 1998. SGA expenses as a percentage of net sales decreased to 22.2% for the nine months ended July 31, 1999 as compared to 22.4% for the nine months ended August 1, 1998. This decrease is due to the inclusion of Quality Stores and H. C. Shaw Co. expense base. The Company recorded approximately $7.6 million, or .2% as a percent of net sales, related to closing, integration, and relocation costs (merger integration expenses) associated with the merger of Quality Stores into the Company. Management presently expects to record additional integration costs of approximately $10 million during the remainder of fiscal 1999 (i.e., through January 2000). Further amounts will be recorded in the early quarters of fiscal 2000.

Amortization of intangibles increased to $3.8 million for the nine months ended July 31, 1999 as compared to $2.6 million for the nine months ended August 1, 1998. The increase is due to amortization of excess costs of the two 1999acquisitions over the allocated fair value of the underlying tangible assets.

Operating income for the nine months ended July 31, 1999 was $33.1 million, an increase of $2.6 million, or 8.6%, as compared to $30.5 million for the nine months ended August 1, 1998. Operating income as a percentage of net sales decreased to 5.2% for the nine months ended July 31, 1999 from 6.7% for the nine months ended August 1, 1998. The decrease was the result of the factors discussed above.

Interest expense was $19.5 million for the nine months ended July 31, 1999 as compared to $15.4 million for the nine months ended August 1, 1998. The increase in interest expense is attributable to additional borrowings to finance the Quality Stores acquisition as well as a modest increase in average interest rates between years.

Income taxes for the nine months ended July 31, 1999, were $6.8 million, an increase of $0.2 million as compared to the nine months ended August 1, 1998. Income tax as a percentage of pretax earnings increased to 49.7% in 1999, compared to 43.5% in 1998. This increase is due primarily to amortization of goodwill related to the acquisitions of Quality Stores and H. C. Shaw Co., which is not deductible for income tax purposes.

Net income for the nine months ended July 31, 1999, was $6.9 million, as compared to $8.6 million for the nine months ended August 1, 1998, as a result of the factors discussed above.

Acquisition of Quality Stores, Inc.

On May 7, 1999, the Company acquired Quality Stores in a transaction in which Quality Stores was merged with and into the Company. In connection with the Merger, the former shareholders and option holders of Quality Stores received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of Holdings. In connection with the Merger, the Company also repaid approximately $42.1 million in debt owed by Quality Stores. The total purchase price for Quality Stores was approximately $204.1 million, subject to post closing adjustment. Quality Stores, based in Muskegon, Michigan, had a strong presence in Michigan and Ohio and, at the time of the Merger, operated a chain of 114 stores, with annual sales of approximately $525 million, which offer merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, workwear, and lawn and garden products. In connection with the Merger, the Company changed its name from "Central Tractor Farm & Country, Inc." to "Quality Stores, Inc." and relocated its headquarters to Muskegon, Michigan. The Company will continue to operate stores primarily under the Central Tractor Farm & Country, Country General, and Quality Farm & Fleet names.

The non-cash portion of the Merger consideration was contributed to the Company by Holdings (which, in connection with the Merger, changed its name to QSI Holdings, Inc.). The Company funded the cash portion of the Merger consideration and various fees and expenses associated with the Merger from funds drawn under the New Credit Facility. Among other things, the New Credit Facility increased the aggregate principal amount of the facility from $150,000,000 to $320,000,000, consisting of a $220,000,000 term loan facility and a $100,000,000 revolving credit facility.

The acquisition of Quality Stores is accounted for as a purchase and the results of operations of Quality Stores are included in the consolidated financial statements from the date of purchase.


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

The New Credit Facility will mature on April 30, 2006. Borrowings under the New Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. The term loans must be repaid in quarterly installments beginning July 31, 1999, plus prepayments based on the Company's excess cash flow, as defined. The installments, on an annual basis, are as follows:

                   Fiscal Year                 Amount
                ----------------           --------------
                      1999                 $   3,100,000
                      2000                    13,700,000
                      2001                    21,200,000
                      2002                    21,200,000
                      2003                    21,200,000
                      2004                    26,200,000
                      2005                    75,600,000
                      2006                    37,800,000
                                           -------------
                                           $ 220,000,000
                                           =============

The New Credit Facility agreement contains covenants which require the Company to maintain a minimum Fixed Charge Coverage Ratio, a minimum Interest Coverage Ratio and a maximum Debt to EBITDA Ratio (all as defined in the New Credit Facility agreement). The covenants also restrict, among other things, the payment of dividends, incurrence of debt, and capital expenditures.

The New Credit Facility is secured by substantially all of the assets of the Company.

Liquidity and Capital Resources

In addition to cash to fund operations, the Company's primary on-going cash requirements are those necessary for the Company's expansion program, including inventory purchases and capital expenditures, and debt service. The Company's primary sources of liquidity have been funds provided from operations, borrowings under the Company's revolving and term credit facilities, short-term trade credit, and additional equity investments.

On July 31, 1999, the Company had working capital of $137.0 million, a $38.6 million increase from working capital of $98.4 million on October 31, 1998. This increase resulted primarily from a $160.7 million aggregate increase in the Company's inventory, partially offset by a $98.4 million increase in notes payable to bank and accounts payable, and a $21.9 million increase in accrued expenses. The increases in the Company's note payable to bank, accounts payable and inventory are due primarily to the Company's new store expansion program for fiscal 1999 and the purchases of the H.C. Shaw Co. stores in January, 1999, and Quality Stores, Inc., in May, 1999.

Net cash used in operating activities was $35.7 million for the nine months ended July 31, 1999. This was a decrease of $73.9 million from the nine months ended August 1, 1998, during which $38.2 million of cash was generated by operating activities. This decrease resulted primarily from an increase in inventory during the first nine months of fiscal 1999 as compared to a smaller increase during the same period in the prior year. The Company's capital expenditures, exclusive of the H.C. Shaw Co. and Quality Stores, Inc., acquisitions, were $12.3 million and $2.7 million for the nine months ended July 31, 1999, and August 1, 1998, respectively. The increase is primarily attributable to the Company's new store expansion program for fiscal 1999. In addition, the Company had cash provided by financing activities of $166.9 million during the nine months ended July 31, 1999, as compared to cash used in financing activities of $34.0 million during the nine months ended August 1, 1998. The increase in cash provided by financing activities during the first nine months of fiscal 1999, as compared to the first nine months of fiscal 1998, is attributable to borrowings to fund the purchases of the Quality Stores, Inc. and H.C. Shaw Co. stores and subsequent cash advances and the inventory build-up and capital expenditures related to the Company's new store expansion program for fiscal 1999.

The Company anticipates that its principal uses of cash in the foreseeable future will be working capital requirements, debt service requirements, and capital expenditures, as well as expenditures relating to acquisitions. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the New Credit Facility, will be adequate to meet its anticipated requirements in the foreseeable future for working capital, capital expenditures, and debt service. The Company expects that if it were to pursue further significant acquisitions, it would arrange prior to the acquisitions any additional debt or equity financing required to fund the acquisitions. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing or to reduce its capital spending. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.


Seasonality

Unlike many specialty retailers, historically the Company has generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the third quarter of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the second quarter. The Company expects these trends to continue for the foreseeable future.


Inflation

Management does not believe its operations have been materially affected by inflation.

Year 2000

The Year 2000 issue, common to most companies, concerns the inability of information and other systems to correctly recognize and properly process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its computer systems, applications, and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified, and remediation efforts are in process. Management estimates that over 90 percent of remediation efforts were completed as of July 31, 1999. All remediation efforts and testing of product/equipment are expected to be completed by November 15, 1999.

The Company is also in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: product suppliers, third party benefit administrators, third party logistic providers, insurance institutions, mainframe computer services suppliers, financial institutions, and utilities. The Company has requested confirmation from all material third parties that they will be timely Year 2000 compliant. Through July 31, 1999, the Company had received confirmations from approximately 80% of the third parties that were sent these requests.

Through July 31, 1999, the Company has spent approximately $1.85 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $2.0 million and consist primarily of costs for the remediation of internal systems, including internal programming time. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the costs of internal system remediation efforts relate to the costs of on-staff systems engineers and, therefore, are not necessarily incremental costs. The Company has not canceled or delayed any other material projects as a result of this work.

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

The Company is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by November 15, 1999.

                              QUALITY STORES, INC.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS..................................................None

ITEM 2. CHANGES IN SECURITIES..............................................None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................None

ITEM 5. OTHER INFORMATION..................................................None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS - See Index to Exhibits Included Elsewhere Herein

        (b)  The Company filed the following forms:

              (i) On May 21, 1999, a Form 8-K, to report the acquisition of Quality Stores, Inc.

              (ii) On July 21, 1999, a Form 8-K/A, to report pro forma financial information for the Quality Stores acquisition and historical financial statements for Quality Stores.

              (iii) On August 24,  1999,  a Form 8-K to report the change of the
                    Company's fiscal year end.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 14, 1999             QUALITY STORES, INC.



                                      /s/ James F. Hurley
                                      James F. Hurley
                                      Senior Vice-President, Finance, MIS and
                                      Chief Financial Officer

                              QUALITY STORES, INC.

                                INDEX TO EXHIBITS


EXHIBIT 12    Statement Re:  Computation of Ratio of Earnings of Fixed Charges

EXHIBIT 27    Financial Data Schedule (electronic copy only)

EXHIBIT 99    Important Factors Regarding Forward-Looking Statements