Form 10-QT
period 1999-01-30
QUALITY STORES INC
filed 1999-10-01
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
   / / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended ______________________________

                                    OR

   /X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from November 1, 1998, to January 30, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 30, 1999: 100. All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.

                                              QUALITY STORES, INC.
                                                      INDEX

                                                                                                            PAGE

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Report of Ernst & Young LLP.................................................................3

                  Consolidated Balance Sheets as of January 30, 1999,
                  October 31, 1998, and November 1, 1997......................................................4

                  Consolidated  Statements  of Income for period of three months ended January 30, 1999,  year ended October 31, 1998,  periods of seven months ended  November 1, 1997, and five months ended
                  March    26,    1997,    and   year    ended    November    2,
                  1996........................................................................................6

                  Consolidated Statements of Changes in Stockholders' Equity for
                  period of three  months  ended  January 30,  1999,  year ended
                  October 31, 1998,  periods of seven  months ended  November 1,
                  1997,  and five months  ended March 26,  1997,  and year ended
                  November 2, 1996............................................................................7

                  Consolidated  Statements  of Cash  Flows  for  period of three months ended  January 30, 1999,  year ended  October 31, 1998, periods of seven  months  ended  November  1,  1997,  and five months ended  March 26, 1997, and year ended November 2, 1996...............................8

                  Notes to Consolidated Financial Statements.................................................10

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................29

INDEX TO EXHIBIT(S)..........................................................................................33
          Exhibit 12       Statement Re:  Computation of Ratio of Earnings of Fixed Charges
          Exhibit 27       Financial Data Schedule (electronic copy only)
          Exhibit 99       Important Factors Regarding Forward-Looking Statements


                         Report of Independent Auditors



The Board of Directors
Quality Stores, Inc.


We have audited the accompanying consolidated balance sheets of Quality Stores, Inc. ("Successor"), a wholly owned subsidiary of QSI Holdings, Inc., as of January 30, 1999, October 31, 1998 and November 1, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows of the Successor for the three-month period ended January 30, 1999, year ended October 31, 1998 and the seven-month period ended November 1, 1997 and its "Predecessor" for the five-month period ended March 26, 1997 and for the year ended November 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Stores, Inc. at January 30, 1999, October 31, 1998 and November 1, 1997, and the consolidated results of operations and cash flows of the Successor for the three-month period ended January 30, 1999, year ended October 31, 1998 and the seven-month period ended November 1, 1997 and the Predecessor for the five-month period ended March 26, 1997 and for the year ended November 2, 1996, in conformity with generally accepted accounting principles.


                                                       /s/ Ernst & Young LLP

Des Moines, Iowa
June 30, 1999, except for Note 15, as to which the date is August 17, 1999



                                          Quality Stores, Inc.

                                      Consolidated Balance Sheets

                                 (In thousands, except per share data)




                                                            January 30     October 31      November 1
                                                               1999           1998            1997
                                                           ------------------------------------------

Assets (Note 4)
Current assets:
   Cash and cash equivalents                                $  5,144        $  6,971        $  7,378
   Recoverable income taxes                                    2,345           3,134           2,513
   Trade and other receivables, less allowances of $386
     in 1999, 1998 and 1997                                    4,597           4,648           7,264
   Inventory                                                 234,868         217,064         222,117
   Deferred income taxes (Note 7)                                 --              --           4,000
   Other                                                       2,876           3,010           3,136
                                                           ------------------------------------------
Total current assets                                         249,830         234,827         246,408

Property, improvements and equipment:
   Land                                                        1,821           1,821           1,963
   Buildings and improvements                                  5,539           5,210           4,934
   Leasehold improvements                                     14,550          13,384          12,788
   Furniture and fixtures                                     31,121          27,590          24,731
   Capitalized property rights (Note 5)                        1,022             867             867
   Automobiles and trucks                                        701             703             628
                                                           ------------------------------------------
                                                              54,754          49,575          45,911
   Less allowances for depreciation and amortization           9,140           7,948           2,716
                                                           ------------------------------------------
                                                              45,614          41,627          43,195

Goodwill, net of amortization of $5,974 in 1999,
   $5,080 in 1998 and $1,753 in 1997                         135,605         134,037         135,612
Other assets, principally deferred financing costs             8,557           8,354           9,020
                                                           ------------------------------------------
Total assets                                                $439,606        $418,845        $434,235
                                                           ==========================================



                                                            January 30     October 31      November 1
                                                               1999           1998            1997
                                                           ------------------------------------------

Liabilities and stockholder's equity
Current liabilities:
   Bank line of credit (Note 4)                             $ 44,000        $ 32,075        $ 60,750
   Accounts payable                                           85,359          78,322          68,015
   Accrued payroll and bonuses                                 4,728           8,272           5,847
   Accrued income taxes                                           --              --             508
   Other accrued expenses                                     16,664          14,084          22,479
   Deferred income taxes (Note 7)                              1,768             506              --
   Current portion of long-term debt, note payable and
     capital lease obligations                                 5,001           3,159           3,170
                                                           ------------------------------------------
Total current liabilities                                    157,520         136,418         160,769

Long-term debt, less current portion (Note 4)                146,000         149,000         152,000
Note payable, less current portion (Note 3)                      843              --              --
Capital lease obligations, less current portion (Note 5)       1,370           1,011           1,171
Deferred income taxes (Note 7)                                 2,631           2,659             748
                                                           ------------------------------------------
Total liabilities                                            308,364         289,088         314,688

Stockholder's equity (Notes 3 and 6):
   Common stock, $.01 par value: 3,000 authorized shares;
     100 shares issued and outstanding (wholly owned by
     QSI Holdings, Inc.)                                          --              --              --
   Additional paid-in capital                                119,155         119,155         118,920
   Retained earnings                                          12,087          10,602             627
                                                           ------------------------------------------
Total stockholder's equity                                   131,242         129,757         119,547
Commitments (Notes 5 and 8)                                       --              --              --
                                                           ------------------------------------------
Total liabilities and stockholder's equity                  $439,606        $418,845        $434,235
                                                           ==========================================


See accompanying notes.



                                                Quality Stores, Inc. and Predecessor

                                                  Consolidated Statements of Income

                                                           (In thousands)



                                                                        Successor                    |           Predecessor
                                                     ----------------------------------------------  |   ---------------------------
                                                     Period of three   Fiscal year  Period of seven  |   Period of five  Fiscal year
                                                      months ended        ended      months ended    |    months ended      ended
                                                       January 30      October 31     November 1     |      March 26      November 2
                                                          1999             1998           1997       |        1997          1996
                                                     ----------------------------------------------  |   ---------------------------
                                                                                                     |
Net sales                                             $ 146,147        $ 587,195      $ 305,122      |   $ 106,048        $ 293,020
Cost of sales                                           103,521          410,179        216,342      |      75,281          207,228
                                                      -----------------------------------------      |   --------------------------
Gross profit                                             42,626          177,016         88,780      |      30,767           85,792
                                                                                                     |
Selling, general and administrative expenses,                                                        |
   including amounts with related parties (Note 10)      33,742          134,623         72,142      |      29,045           68,197
                                                                                                     |
Amortization of intangibles                                 972            3,552          1,753      |         415              938
                                                      -----------------------------------------      |   --------------------------
Operating income                                          7,912           38,841         14,885      |       1,307           16,657
                                                                                                     |
Interest expense, including amounts with related                                                     |
   parties (Note 10)                                      4,959           20,466         11,463      |       3,188            1,663
                                                      -----------------------------------------      |   --------------------------
Income (loss) before income taxes                         2,953           18,375          3,422      |      (1,881)          14,994
                                                                                                     |
Income taxes (credits) (Note 7)                           1,468            8,400          2,057      |        (634)           6,250
                                                      -----------------------------------------      |   --------------------------
Net income (loss) and comprehensive income (loss)     $   1,485        $   9,975      $   1,365      |   $  (1,247)       $   8,744
                                                      =========================================      |   ==========================
                                                                                                     |
Ratio (deficiency) of earnings to fixed charges            1.5x             1.8x           1.3x      |   $  (1,881)            5.3x
                                                      =========================================      |   ==========================


See accompanying notes.



                                              Quality Stores, Inc. and Predecessor

                                   Consolidated Statements of Changes in Stockholders' Equity

                                                         (In thousands)

                                         Period of three-months ended January 30, 1999,
                                          fiscal year ended October 31, 1998, periods
                                             of seven-months ended November 1, 1997
                                           and five-months ended March 26, 1997, and
                                                  year ended November 2, 1996




                                                                   Stock        Additional       Retained           Total
                                                   Common         Warrant        Paid-In         Earnings        Stockholders'
                                                    Stock       Outstanding      Capital         (Deficit)          Equity
                                                 -----------------------------------------------------------------------------
Predecessor
Stockholders' equity at October 28, 1995         $     106       $     665       $  69,667        $  10,839        $  81,277
   Exercise of common stock options                     --              --              42               --               42
   Net income                                           --              --              --            8,744            8,744
                                                 ---------------------------------------------------------------------------
Stockholders' equity at November 2, 1996               106             665          69,709           19,583           90,063
   Exercise of common stock options                     --              --             252               --              252
   Net loss                                             --              --              --           (1,247)          (1,247)
                                                 ---------------------------------------------------------------------------
Stockholders' equity at March 26, 1997           $     106       $     665       $  69,961        $  18,336        $  89,068
                                                 ===========================================================================

Successor
Initial capitalization of the Company after
   merger of JWC Acquisition I on
   March 27, 1997                                $      --                       $  69,170        $    (738)       $  68,432
   Capital contribution from parent                     --                          49,750               --           49,750
     (Note 3)
   Net income                                           --                              --            1,365            1,365
                                                 ---------                       -------------------------------------------
Stockholder's equity at November 1, 1997                --                         118,920              627          119,547
  Net income                                            --                              --            9,975            9,975
  Capital contribution from parent                      --                             235               --              235
                                                 ---------                       -------------------------------------------
Stockholder's equity at October 31, 1998                --                         119,155           10,602          129,757
  Net income                                            --                              --            1,485            1,485
                                                 ---------                       -------------------------------------------
Stockholder's equity at January 30, 1999         $      --                       $ 119,155        $  12,087        $ 131,242
                                                 =========                       ===========================================


See accompanying notes.



                                                Quality Stores, Inc. and Predecessor

                                                Consolidated Statements of Cash Flows

                                                           (In thousands)




                                                                           Successor                    |        Predecessor
                                                           -------------------------------------------- |---------------------------
                                                           Period of three  Fiscal year Period of seven |Period of five  Fiscal year
                                                            months ended       ended     months ended   | months ended      ended
                                                             January 30     October 31    November 1    |  March 26       November 2
                                                                1999            1998          1997      |     1997           1996
                                                           -------------------------------------------- |---------------------------
                                                                                                        |
Operating activities                                                                                    |
Net income (loss) from continuing operations                $   1,485       $   9,975       $   1,365   |  $  (1,247)     $   8,744
Adjustments to reconcile net income (loss) from continuing                                              |
   operations to net cash provided by (used in) continuing                                              |
   operations:                                                                                          |
   Depreciation and amortization of property, improvements                                              |
     and equipment                                              1,317           5,221           2,716   |      1,490          3,056
   Amortization of intangibles and other deferred assets        1,229           4,604           2,253   |        414            998
   Loss on sale of assets                                          --              --              --   |         --             20
   Deferred income taxes                                        1,234           6,417           1,871   |      1,328          1,100
   Changes in operating assets and liabilities:                                                         |
     Recoverable income taxes                                     789            (621)         (1,119)  |     (1,885)            --
     Trade and other receivables                                  839           2,616            (871)  |        144             83
     Inventory                                                 (9,609)          5,053           1,957   |    (11,894)        (4,549)
     Other current assets                                         665             126             946   |       (924)          (972)
     Accounts payable                                           2,065          10,307           1,895   |      1,468         (3,806)
     Accrued expenses                                          (1,666)         (6,478)          1,139   |     (1,524)           287
                                                           -------------------------------------------- |---------------------------
                                                               (1,652)         37,220          12,152   |    (12,630)         4,961
                                                                                                        |
Adjustments for net cash provided by discontinued                                                       |
   operations:                                                                                          |
   Deferred income taxes                                           --              --              --   |         --           (367)
   Changes in operating assets and liabilities                     --              --              --   |         --         13,520
                                                           -------------------------------------------- |---------------------------
                                                                   --              --              --   |         --         13,153
                                                           -------------------------------------------- |---------------------------
Net cash provided by (used in) operating activities            (1,652)         37,220          12,152   |    (12,630)        18,114
                                                                                                        |
Investing activities                                                                                    |
Purchases of property, improvements and equipment              (3,997)         (4,842)         (3,816)  |     (2,419)        (8,789)
Acquisition of Central Tractor Farm & Country, Inc.                                                     |
   (Predecessor)                                                   --              --        (155,963)  |         --             --
Acquisition of Big Bear Farm Stores, Inc. in 1996, Country                                              |
   General, Inc. in 1997 and Fisco Farm and Home in 1999                                                |
   (Note 3)                                                    (6,020)         (1,568)       (136,995)  |         --         (5,650)
Other                                                            (538)            394             206   |     (1,348)           255
                                                           -------------------------------------------- |---------------------------
Net cash used in investing activities                         (10,555)         (6,016)       (296,568)  |     (3,767)       (14,184)





                                                Quality Stores, Inc. and Predecessor

                                          Consolidated Statements of Cash Flows (continued)

                                                           (In thousands)



                                                                           Successor                    |        Predecessor
                                                           -------------------------------------------- |---------------------------
                                                           Period of three  Fiscal year Period of seven |Period of five  Fiscal year
                                                            months ended       ended     months ended   | months ended      ended
                                                             January 30     October 31    November 1    |  March 26       November 2
                                                                1999            1998          1997      |     1997           1996
                                                           -------------------------------------------- |---------------------------
                                                                                                        |
                                                                                                        |
Financing activities                                                                                    |
Borrowings under line of credit                             $  91,180        $ 273,645      $ 206,106   |  $ 113,119     $  86,782
Repayments on line of credit                                  (79,255)        (302,320)      (170,650)  |    (91,494)      (89,902)
Proceeds from issuance of long-term debt                           --               --        155,000   |      8,000            --
Payments on long-term debt                                     (1,500)          (3,000)        (8,000)  |    (16,000)          (17)
Payments on capitalized lease obligations                         (45)            (171)          (101)  |        (69)         (120)
Proceeds from issuance of common stock and capital                                                      |
   contributions                                                   --              235        115,489   |        252            42
Cash of Central Tractor at date of acquisition                     --               --          1,220   |         --            --
Financing costs relating to new line of credit, term loan                                               |
   and Senior Notes                                                --               --         (8,764)  |         --            --
Other                                                              --               --          1,494   |         --            --
                                                           -------------------------------------------- |---------------------------
Net cash provided by (used in) financing activities            10,380          (31,611)       291,794   |     13,808        (3,215)
                                                           -------------------------------------------- |---------------------------
Net (decrease) increase in cash and cash equivalents           (1,827)            (407)         7,378   |     (2,589)          715
                                                                                                        |
                                                                                                        |
Cash and cash equivalents at beginning of period                6,971            7,378             --   |      3,809         3,094
                                                           -------------------------------------------- |---------------------------
Cash and cash equivalents at end of period                  $   5,144        $   6,971      $   7,378   |  $   1,220     $   3,809
                                                           ============================================ |===========================
                                                                                                        |
Supplemental disclosures of cash flow information                                                       |
Cash paid during the period for interest                    $   1,941        $  19,838      $  10,294   |  $   1,746     $   1,991
Cash paid during the period for income taxes                      225              355            327   |        412         5,675
Supplemental disclosure of non-cash investing activity                                                  |
Note payable issued in acquisition of Fisco Farm and                                                    |
   Home                                                         1,084               --             --   |         --            --


See accompanying notes.

                      Quality Stores, Inc. and Predecessor

                   Notes to Consolidated Financial Statements

                 Period of three months ended January 30, 1999,
                      year ended October 31, 1998, periods
                     of seven-months ended November 1, 1997
                      and five-months ended March 26, 1997,
                         and year ended November 2, 1996

                (In thousands of dollars, except where indicated)



1. Basis of Presentation and Acquisition of the Company

Quality Stores, Inc. ("the Company"), formerly known as Central Tractor Farm & Country, Inc., is a wholly owned subsidiary of QSI Holdings, Inc. ("QSI Holdings"), formerly known as CT Holding, Inc., an affiliate of J. W. Childs Equity Partners, L.P. ("Childs"). See Note 12 regarding acquisition of Quality Stores, Inc. by Central Tractor Farm & Country, Inc.

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

On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the "Merger Agreement") with Childs, QSI Holdings and its subsidiary, JWC Acquisition I, Inc., that provided for the acquisition of the Company by QSI Holdings in a two-stage transaction. The Merger Agreement provided that following the acquisition of all of the Company's common stock held by affiliates of Butler Capital Corporation (collectively "BCC"), QSI Holdings' subsidiary would merge with and into the Company (the "Merger") and QSI Holdings would acquire the remaining shares of common stock of the Company held by public shareholders.
The Merger was completed on March 27, 1997.

On March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering were used to pay the Merger consideration, repay certain outstanding borrowings, and pay fees and expenses of the acquisition.

The acquisition of the Company was accounted for as a purchase. The purchase price for the common stock was approximately $159.4 million, including related costs and expenses, of which $156.0 million was paid in cash and $3.4 million in common stock and stock options of QSI Holdings. The cash portion was funded from the proceeds of capital stock issued by QSI Holdings, and the Senior Note borrowings by the Company. The final purchase price was allocated to the tangible and intangible assets and the liabilities of the Company based on fair values, as follows:

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)



1.  Basis of Presentation and Acquisition of the Company (continued)

     Inventory                                          $ 124,284
     Property, improvements and equipment                  25,387
     Accounts receivable and other assets                   9,990
     Goodwill                                              87,343
     Bank line of credit                                  (23,554)
     Accounts payable and accrued expenses                (51,809)
     Long-term debt and capitalized lease obligations      (9,442)
     Deferred income taxes                                 (2,806)
                                                        ---------
                                                        $ 159,393
                                                        =========


2.  Summary of Accounting Policies and Other Matters

Business and Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Country General, Inc. (hereinafter collectively "the Company").

The Company operates agricultural specialty retail stores located primarily in the Midwest, Northeast, and Southeast United States. The Company also sells merchandise on a wholesale basis under various distributor agreements throughout the United States. During fiscal 1996, the Company completed the sale of its wholly owned subsidiary, Herschel Corporation ("Herschel"), a manufacturer and wholesale distributor of equipment parts for use in the farming industry. With this sale, continuing operations of the Company constitute one business segment for financial reporting purposes.

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

                      Quality Stores, Inc. and Predecessor

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

Inventory

Inventory is recorded at cost, including warehousing and freight costs, determined principally by the last-in, first-out ("LIFO") method, which is not in excess of market. The Company reviews its inventory for slow-moving, obsolete or otherwise unsalable items on a regular basis throughout the year, including at the time of physical inventory counts. Write downs are made for any estimated losses to be incurred with respect to slow-moving, obsolete or otherwise unsalable inventory as such inventory is identified. Inventories valued using the LIFO method were approximately $0, $0 and $134 at January 30, 1999, October 31, 1998 and November 1, 1997, respectively, less than the amounts of such inventories valued at current cost.

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

                      Quality Stores, Inc. and Predecessor

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

     The fair value of the bank line of credit, note payable, bank term loan, and Senior Notes is estimated to approximate their carrying value as of January 30, 1999.

                      Quality Stores, Inc. and Predecessor

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

Catalogs, Sale Flyers and Advertising Costs

The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The direct cost of printing and distributing sale flyers is deferred and amortized over the life of the flyer which is generally two weeks or less. Other advertising costs are expensed as incurred. Unamortized amounts relating to the costs of the annual catalog and periodic sale flyers amounted to $1,048, $394, $923 and $950 at January 30, 1999, October 31, 1998, November 1, 1997 and
March 26, 1997, respectively. Advertising expenses were $3,880, $15,127, $7,755, $3,286 and $8,841 for the three-month period of 1999, fiscal 1998, the seven-month and five-month periods of 1997 and for fiscal 1996, respectively.

Store Pre-Opening Costs

Prior to fiscal 1998, direct costs, which consisted principally of rent, employee compensation and travel costs for merchandise set-up and supplies, incurred in setting up new stores for opening were deferred and amortized over the first twenty-six weeks of store operations. Beginning in fiscal 1998, all such costs are currently expensed. The effect of this change in accounting on fiscal 1998 results of operations was immaterial. The amount of unamortized store pre-opening costs at November 1, 1997 and March 26, 1997 amounted to $104 and $1,203, respectively.

Emerging Accounting Issues

The Company is not aware of any accounting standards which have been issued and which will require the Company to change its current accounting policies or adopt new policies, the effect of which would be material to the Company's financial statements.

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)


3.  Acquisitions

Effective December 31, 1998, the Company acquired substantially all assets and assumed certain liabilities of The H. C. Shaw Company, doing business as Fisco Farm and Home ("Fisco"), a chain of nine agricultural specialty retail stores, for approximately $6,020 in cash and a note, payable over a four-year period, with a present value of $1,084, subject to post-closing adjustment. The acquisition was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values as follows:

     Inventory                                        $ 8,195
     Accounts receivable and other assets               1,319
     Leaseholds and equipment                           1,307
     Goodwill                                           2,462
     Accounts payable and accrued expenses             (6,179)
                                                      -------
                                                      $ 7,104
                                                      =======

Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. ("Country General") for approximately $138.6 million (including related costs and expenses) in cash, including $1.6 million related to post closing adjustments finalized during fiscal 1998. Country General operated a chain of 114 agricultural specialty retail stores. The
Company funded the acquisition price in part from a $49,750 cash equity contribution from its parent, QSI Holdings, and the remainder from funds drawn under the Company's amended and restated Credit Facility.

The acquisition was accounted for as a purchase. The final purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values, as follows:

     Inventory                                        $  99,790
     Accounts receivables and other assets                5,824
     Property, improvements and equipment                17,174
     Goodwill                                            51,775
     Deferred income taxes                                9,229
     Accounts payable and accrued expenses              (45,229)
                                                      ---------
                                                      $ 138,563
                                                      =========

In initially allocating the purchase price to the assets and liabilities based on fair values, a $3,358 reserve was recorded in 1997 for the estimated cost, principally lease liabilities, to close nine acquired stores; and a $2,866 reserve was recorded in 1997 for the cost of severance payments to identified employees in connection with the closing of Country General's corporate headquarters. During March of 1998, the decision was made to actually close twelve of the acquired stores. As of October 31, 1998, the inventory liquidation and store closing process and the termination of employees at Country General's closed corporate headquarters had been completed. During fiscal 1998, in connection with the final purchase price adjustments, the reserve for store closings was

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




3.  Acquisitions (continued)

increased by $1,522 as a result of the additional closed stores, and the reserve for severance payments was decreased by $704; these adjustments resulted in a net increase in goodwill of $818. As of January 30, 1999, October 31, 1998 and November 1, 1997, the reserve for closed stores, which consists primarily of remaining lease costs, was $3,023, $3,435 and $3,358, respectively. The reductions in the reserve for closed stores are primarily the result of payments under leases and related costs. As of January 30, 1999, October 31, 1998 and November 1, 1997, the reserve for severance had been reduced to $102, $224 and $2,722, respectively, as a result of payments to terminated employees and the final purchase price adjustments.

On May 31, 1996, the Predecessor acquired 31 retail stores and related net operating assets from Big Bear Farm Stores, Inc. ("Big Bear"), an agricultural specialty retailer, for approximately $5,650 in cash. The acquisition was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values as follows:

     Inventory                                        $ 8,780
     Accounts receivable and other assets                 206
     Leaseholds and equipment                             517
     Deferred income taxes                                135
     Goodwill                                           2,666
     Accounts payable and accrued expenses             (6,654)
                                                      -------
                                                      $ 5,650
                                                      =======

The results of operations of Fisco, Country General and Big Bear are included in the accompanying consolidated statements of income from the respective date of purchase.

Pro Forma Results of Operations

Pro forma results of operations (in thousands) presented below are based on the historical results of operations of the Company, as Successor, and its Predecessor, adjusted to give effect to: (i) the acquisition of the Company described in Note 1; (ii) the acquisitions of Country General and Big Bear described above; and (iii) the debt financing arrangements relating to the acquisitions, as though these transactions had occurred at the beginning of fiscal 1996. Pro forma results of operations for 1997 and 1996 have not been adjusted for the effect of the twelve acquired Country General stores which were closed during fiscal 1998. In addition, proforma results of operations as if the acquisition of Fisco had occurred at the beginning of fiscal 1996 are not materially different from the historical and pro forma results of operations presented herein.

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




3.  Acquisitions (continued)

                                                      Year ended
                                           -----------------------------------
                                            November 1         November 2
                                               1997               1996
                                           -----------------------------------

   Net sales                                   $600,157           $613,538
   Operating income                              28,828             28,897
   Net income                                     3,418              4,147


4.  Line of Credit and Long-Term Debt

The Company has a Credit Facility, with a bank which consists of a $50.0 million, six-year term loan facility, which was fully funded, and a $100.0 million revolving credit facility under which borrowings of $44,000 and letters of credit totaling $5,817 were outstanding as of January 30, 1999. Borrowings under the Credit Facility bear interest at rates based upon prime or the Eurodollar Rate plus a margin. At January 30, 1999, the interest rate on the Term Loan was 8.1% and the interest rate on the Revolving Credit Facility was 7.9%. See Note 12 regarding New Credit Facility.

The Credit Facility agreement contains covenants which require the Company to maintain a minimum: consolidated net worth; earnings before taxes, interest, depreciation and amortization ("EBITDA"); ratio of EBITDA to cash interest payable; and ratio of debt to EBITDA. The covenants also restrict, among other things, the payment of dividends, incurrence of debt, and disposition of assets.

The Credit Facility is secured by substantially all of the assets of the Company.

Long-term debt consisted of the following:

                                     January 30     October 31     November 1
                                        1999           1998           1997
                                     ----------------------------------------

     10-5/8% Senior Notes due 2007    $105,000       $105,000       $105,000
     Bank term loan                     45,500         47,000         50,000
                                      --------------------------------------
                                       150,500        152,000        155,000
     Less current portion                4,500          3,000          3,000
                                      --------------------------------------
                                      $146,000       $149,000       $152,000
                                      ======================================

                      Quality Stores, Inc. and Predecessor

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

In March of 1998, the Company entered into an interest rate swap agreement (the "Swap Agreement") with a bank to reduce the impact of changes in interest rates on its floating term loan facility. Accordingly, the Swap Agreement was entered into for purposes other than trading. The Swap Agreement has an initial notional amount of $48,500. The notional amount decreases in tandem with the outstanding balance on the Company's term loan facility until the Swap Agreement's maturity on March 30, 2001 and was $45,500 at January 30, 1999. The Swap Agreement fixes the interest rate on the term loan facility at 5.8525%, plus the applicable margin, resulting in an effective rate of 8.23% at January 30, 1999. The Company is exposed to interest rate risk in the event of nonperformance by the counter party to the Swap Agreement. However, the Company does not anticipate nonperformance by the bank.

The bank term loan must be repaid in semiannual installments, plus annual prepayments based on the Company's excess cash flow, as defined. The minimum annual installments are as follows: years ending in January of 2000 - $4,500; 2001 - $7,000; 2002 - $10,000; 2003 - $15,000; and 2004 - $9,000.


5.  Lease Obligations

The Company has entered into certain long-term lease agreements for the use of warehouses, certain retail store facilities and computer equipment. These leases have been accounted for as purchases of property rights and designated as capitalized leases.

Amortization expense relating to such property rights recorded under capitalized leases was $36, $145, $86, $59 and $125 for the three-month period of 1999, fiscal 1998, the seven-month and five-month periods of 1997 and for fiscal 1996, respectively. The net book value of property rights recorded under capital leases was $755, $636 and $781 at January 30, 1999, October 31, 1998 and November 1, 1997, respectively.

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




5.  Lease Obligations (continued)

As of January 30, 1999, the debt associated with the capitalized property rights is represented by the present value of the minimum lease payments as follows:

   Year ended in January of:
     2000                                                           $   442
     2001                                                               442
     2002                                                               442
     2003                                                               442
     2004                                                               244
     After 2004                                                         162
                                                                    -------
   Total minimum lease payments                                       2,174
   Less amount representing interest                                    544
                                                                    -------
   Present value of minimum lease payments                            1,630
   Less current installments                                            260
                                                                    -------
                                                                     $1,370
                                                                    =======

The Company also has entered into certain noncancelable operating leases for the use of real estate, automobiles and trucks, and office equipment. Aggregate rental expense for operating leases was approximately $3,886, $16,169, $9,299, $4,069 and $9,294 for the three-month period of 1999, fiscal 1998, the seven-month and five-month periods of 1997 and for fiscal 1996, respectively.

The following is a summary of minimum rental commitments as of January 30, 1999, for operating leases:

   Year Ended in                      Automobile      Office
     January of       Real Estate     and Trucks     Equipment      Total
-----------------------------------------------------------------------------

2000                   $15,801           $405        $  80        $16,286
2001                    12,271             24           22         12,317
2002                     9,285             18            7          9,310
2003                     7,185             12            1          7,198
2004                     5,207              5            1          5,213
After 2004               6,071              -            -          6,071
                      -------------------------------------------------------
                       $55,820           $464         $111        $56,395
                      =======================================================

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)


6.  Stock Options

QSI Holdings has stock option arrangements with various officers and other members of management of the Company which it accounts for under the provisions of APB Opinion No. 25 and related interpretations. No compensation expense has been recognized by QSI Holdings or the Company in connection with such stock option arrangements.

Under FASB Statement No. 123, certain pro forma information is required as if QSI Holdings had accounted for stock options under the alternative fair value method of Statement 123 with the resultant compensation expense "pushed-down" to the Company. QSI Holdings used a Minimum Valuation model to determine the per unit fair value of the options at the grant date. The following assumptions were used in the valuation:

   Risk-free interest rate                                      5.65%
   Expected dividend yield                                      None
   Expected volatility                                          None
   Expected life of option                                      7 years

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date is amortized to expense over the vesting period of the options. Pro forma stock option compensation expense for the period of three months ended January 30, 1999 and the year ended October 31, 1998 is not indicative of what annual pro forma expense may be in the future. Pro forma net income of the Company for the period of three months ended January 30, 1999 and fiscal 1998 is approximately $1,424 and $9,729, respectively. Pro forma results for the period of seven months ended November 1, 1997 would not differ from amounts as reported since no stock option compensation expense would be recognized during that period.

The Company had no capital shares reserved for issuance under any outstanding stock option or other agreements at January 30, 1999 or October 31, 1998.


7.  Income Taxes

The Company's consolidated results of operations are included in the consolidated tax returns of its parent, QSI Holdings. The entities in the consolidated tax returns have adopted a policy of allocating income tax expense or benefit based on a separate return concept. This generally results in profitable companies recognizing income tax expense as if the individual company filed a separate return and loss companies recognizing an income tax benefit to the extent their losses contribute to reduce consolidated income taxes currently or in the future.

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




7.  Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              January 30  October 31  November 1
                                                 1999        1998        1997
                                              ----------------------------------
Deferred tax liabilities:
  Differences in depreciation and cost basis
    of property, improvements and
    equipment                                  $  3,457    $  3,392   $  2,428
  Differences in cost basis of inventories
    due to LIFO and uniform capitalization        6,411       5,623      5,423
  Prepaid advertising                               419         158        369
  Differences in amortization and cost basis
    of intangibles                                  709         584         --
  Other                                              --          --         42
                                              ----------------------------------
Total deferred tax liabilities                   10,996       9,757      8,262

Deferred tax assets:
  Net operating loss carryforward                 1,325       1,105      1,369
  Capital loss carryforward                         920         920        920
  Allowance for doubtful accounts                   154         154        214
  Excess and obsolete inventory reserves          2,078       2,120      5,355
  Compensation and employee benefit
     accruals                                     1,320       1,319      2,509
  Operating leases                                  292         308        368
  Accrued store closing costs                     1,209       1,374      1,362
  Capitalized property rights and lease
    obligations treated as operating leases
    for income tax purposes                         210         212        223
  Other                                               9          --        114
                                              ----------------------------------
                                                  7,517       7,512     12,434
  Less valuation allowance for capital loss
    carryforward                                   (920)       (920)      (920)
                                              ----------------------------------
Total deferred tax assets                         6,597       6,592     11,514
                                              ----------------------------------
Net deferred tax (liabilities) assets          $ (4,399)   $ (3,165)  $  3,252
                                              ==================================

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




7.  Income Taxes (continued)

The Company has a net operating loss carryforward of approximately $3.3 million which will expire in the year 2012. A capital loss carryforward of approximately $2.3 million which relates to the sale of Herschel will expire in the year 2001.

Components of income tax expense (benefit) are as follows:

                                                     Successor                    |           Predecessor
                                  ----------------------------------------------  |   ---------------------------
                                  Period of three   Fiscal year  Period of seven  |   Period of five  Fiscal year
                                   months ended        ended      months ended    |    months ended      ended
                                    January 30      October 31     November 1     |     March 26       November 2
                                       1999             1998           1997       |        1997           1996
                                  ----------------------------------------------  |   ---------------------------
                                                                                  |
     Continuing operations:                                                       |
       Current:                                                                   |
         Federal                      $   234         $    --         $   148     |     $(1,541)         $ 3,951
         State                             --             200              38     |        (421)           1,199
                                      ---------------------------------------     |     ------------------------
                                          234             200             186     |      (1,962)           5,150
       Deferred                         1,234           8,200           1,871     |       1,328            1,100
                                      ---------------------------------------     |     ------------------------
                                        1,468           8,400           2,057     |        (634)           6,250
     Discontinued operations:                                                     |
       Current                             --              --              --     |          --              367
       Deferred                            --              --              --     |          --             (367)
                                      ---------------------------------------     |     ------------------------
       Current                             --              --              --     |          --               --
                                      ---------------------------------------     |     ------------------------
     Total                            $ 1,468         $ 8,400         $ 2,057     |     $  (634)         $ 6,250
                                      =======================================     |     ========================

Total reported income tax expense differs from the tax that would have resulted by applying the statutory expected federal income tax rate to income before taxes. The reasons for these differences are as follows:


                                                     Successor                    |           Predecessor
                                  ----------------------------------------------  |   -----------------------------
                                  Period of three   Fiscal year  Period of seven  |   Period of five   Fiscal year
                                   months ended        ended      months ended    |    months ended       ended
                                    January 30      October 31     November 1     |     March 26        November 2
                                       1999             1998           1997       |        1997            1996
                                  ----------------------------------------------  |   -----------------------------
                                                                                  |
Income tax at federal statutory        $1,004          $6,248          $1,163     |       $(639)           $5,098
rate                                                                              |
Increases in taxes resulting                                                      |
   from:                                                                          |
   State income taxes, net of                                                     |
     federal income tax effect            194           1,214             306     |         (79)              833
   Goodwill amortization                  192             766             391     |          72               178
   Other, net                              78             172             197     |          12               141
                                      ------------------------------------------  |       ------------------------
                                       $1,468          $8,400          $2,057     |       $(634)           $6,250
                                      ==========================================  |       ========================

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




8.  Employment Commitments

The Company has employment agreements with two officers of the Company which provide for annual salaries amounting to approximately $700. Upon termination of employment without cause or for certain other circumstances, compensation may be continued for a period not to exceed eighteen months.


9.  Profit Sharing Plan

The Company has a profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for discretionary employer contributions and allows voluntary participant contributions. Company contributions are determined by its Board of Directors. The Company recognized expense in connection with the profit sharing plan of $185, $0, $729, $85 and $881 for the three-month period of 1999, fiscal 1998, the seven-month and five-month periods of 1997 and for fiscal 1996, respectively.


10.  Transactions with Related Parties

Certain investment funds managed by Butler Capital Corporation ("BCC") owned a majority of the outstanding common stock of the Company (see Note 1 regarding acquisition by Childs and QSI Holdings). The BCC Funds also held the 7% convertible notes which were retired in connection with the purchase of the BCC common stock. Interest paid on such notes was approximately $171 and $1,425 for the period of five months ended March 26, 1997 and for fiscal 1996, respectively.

Included in costs associated with acquiring the Company and related deferred financing costs is an advisory and financing fee of $1.7 million paid to Childs in consideration of services regarding the planning, structuring and negotiating of the acquisition and related financings.

For the period of three months ended January 30, 1999, fiscal 1998 and the period of seven months ended November 1, 1997, Childs was paid a management and consulting services fee of approximately $60, $240 and $140, respectively, under a five-year agreement, annually renewable thereafter, requiring annual payments of $240. In addition, during the period of three months ended January 30, 1999 and fiscal 1998 Fenway Partners, a stockholder of QSI Holdings, was paid a management fee of $30 and $120, respectively.

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




10.  Transactions with Related Parties (continued)

The  Company  purchases  inventory  from two  suppliers  who are  controlled  by stockholders of QSI Holdings. Purchases from these suppliers aggregated approximately $1,437, $4,999 and $6,092 for the period of three months ended January 30, 1999, fiscal 1998 and fiscal 1997, respectively. The Company purchased inventory from two suppliers who were controlled by the BCC Funds. Purchases from these suppliers aggregated approximately $1,605 and $6,228 for the period of five months ended March 26, 1997 and for fiscal 1996, respectively.


11.  Guarantee of Senior Notes

The Senior Notes described in Note 4 are guaranteed jointly and severally, fully and unconditionally by Country General, the Company's wholly owned subsidiary.

As a result of the acquisition of Country General by the Company as discussed in
Note 3, a new basis of accounting has been reflected in Country General's financial statements reflecting the fair values for Country General's assets and liabilities at that date.

Summarized financial information for Country General is as follows:

                                           January 30   October 31   November 1
                                              1999        1998          1997
                                          -------------------------------------
Balance sheet data
Current assets:
  Accounts receivable                       $  2,742     $  3,437     $  6,049
  Inventory                                  106,674      104,777      102,571
  Other                                        2,257        3,569        7,702
                                            ----------------------------------
                                             111,673      111,783      116,322
Property and equipment, net of
  allowances for depreciation                 15,390       15,598       16,673
Other noncurrent assets, principally
  goodwill and deferred financing costs       51,735       52,170       53,109
                                            ----------------------------------
                                            $178,798     $179,551     $186,104
                                            ==================================

Current liabilities, principally accounts
  payable and accrued expenses              $ 26,912     $ 28,159     $ 38,696
Noncurrent liabilities, principally
  amounts due to related parties               6,613        5,262       11,434
Stockholder's equity                         145,273      146,130      135,974
                                            ----------------------------------
                                            $178,798     $179,551     $186,104
                                            ==================================

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




11.  Guarantee of Senior Notes (continued)


                                        Period of                                Period of four
                                       three months         Fiscal year          months ended
                                          ended               ended               November 1
                                        January 30          October 31          1997 (from date
                                           1999                1998             of acquisition)
                                       ========================================================
Income statement data
Net sales                               $  63,914           $ 257,342              $  99,381
Cost of sales                              45,469             178,918                 71,095
                                        ----------------------------------------------------
Gross profit                               18,445              78,424                 28,286

Selling, general and administrative
  and other expenses                       13,961              53,151                 26,719
                                        ----------------------------------------------------
Operating income                            4,484              25,273                  1,567
Interest expense to related party           2,167               9,167                  3,201
                                        ----------------------------------------------------
Income (loss) before income taxes           2,317              16,106                 (1,634)
Income taxes (credits)                        972               6,488                   (613)
                                        ----------------------------------------------------
Net income (loss)                       $   1,345           $   9,618              $  (1,021)
                                        ====================================================

Cash flow data
Net cash flows provided by (used in):
  Operating activities                  $    (743)          $   2,586              $  (1,736)
  Investing activities, principally
    capital expenditures                     (112)             (3,575)                  (415)
  Financing activities, principally
    change in amounts due to related
    parties, less payment of deferred
    financing costs of $2,340 in 1997       1,355              (5,192)                 5,548


12.  Subsequent Event

On May 7, 1999, Central Tractor Farm and Country, Inc. ("CT") acquired Quality Stores, Inc. ("Quality") in a transaction in which Quality was merged with and into CT (the "Merger"). At the time of the Merger, the name of the surviving corporation was changed to Quality Stores, Inc. In connection with the Merger, the former shareholders and option holders of Quality received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of CT Holding, whose name changed to QSI Holdings, Inc. In connection with the Merger, the Company also repaid approximately $42.1 million in debt owed by Quality. The total purchase price for Quality was approximately $208.0 million, subject to post closing adjustment.

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




12.  Subsequent Event (continued)

Quality, based in Muskegon, Michigan, has a strong presence in Michigan and Ohio and, at the time of the Merger, operated a chain of 114 stores, with annual sales of approximately $525 million, which offer merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, workwear, and lawn and garden products. In connection with the Merger, the Company relocated its headquarters to Muskegon, Michigan. The Company will continue to operate stores primarily under the Central Tractor Farm & Country, Country General and Quality Farm & Fleet names.

The acquisition of Quality will be accounted for as a purchase and the results of operations of Quality will be included in the consolidated financial statements from the date of purchase. The estimated cost of the acquisition over the estimated fair value of the underlying tangible net assets is as follows:

Cost of acquiring Quality capital stock                                $208,043
Fair value of underlying tangible net assets acquired                    51,886
                                                                       --------
Excess of cost of acquisition over the allocated fair value of the
  underlying tangible net assets                                       $156,157
                                                                       ========

The non-cash portion of the Merger consideration was contributed to the Company by QSI Holdings, Inc. The Company funded the cash portion of the Merger consideration and various fees and expenses associated with the Merger from funds drawn under an amendment and restatement of the Company's credit Agreement with Fleet National Bank, as administrative agent for the banks, financial institutions and other institutional lenders party thereto (the "New Credit Facility"). The New Credit Facility which was entered into on May 7, 1999 increased the aggregate principal amount of the facility from $150.0 million to $320.0 million, consisting of a $220.0 million, seven-year term loan facility, which was fully funded, and a $100.0 million revolving credit facility under which $60.0 million was outstanding on May 7, 1999. The amounts originally funded and drawn under the New Credit Facility were used, in part, to repay outstanding borrowings under the Company's prior credit facility.

                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




12.  Subsequent Event (continued)

The New Credit Facility will mature on April 30, 2006. Borrowings under the New Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. The term loans must be repaid in quarterly installments beginning July 31, 1999, plus prepayments based on the Company's excess cash flow, as defined. The installments, on an annual basis, are as follows:

          Year ending in January of                                 Amount
-------------------------------------------------------------------------------

   2000                                                           $    5,425
   2001                                                               19,325
   2002                                                               21,200
   2003                                                               21,200
   2004                                                               21,200
   Thereafter                                                        131,650
                                                                 -----------
                                                                    $220,000
                                                                 ===========

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
     Ratio of earnings to fixed charges             1.2x          1.4x           3.1x          1.6x


                      Quality Stores, Inc. and Predecessor

                (In thousands of dollars, except where indicated)




13.  Quarterly Results of Operations (Unaudited) (continued)

                                               Predecessor           |                   Successor
                                        -------------------------    |   -------------------------------------
                                                     February 2,     |     March 27,
                                                      1997 to        |     1997 to
                                          First       March 26,      |      May 3,      Third        Fourth
                                         Quarter        1997         |       1997       Quarter      Quarter
                                        -------------------------    |   -------------------------------------

   Fiscal year ended November 1, 1997:                               |
     Net sales                            $71,479      $34,569       |     $35,168     $129,216      $140,738
     Gross profit                          20,409       10,358       |      10,634       36,649        41,497
     Operating income (loss)                2,538       (1,231)      |       2,832        9,519         2,534
     Net income (loss)                        601       (1,848)      |         732        2,709        (2,076)
     Ratio (deficiency) of earnings                                  |
       to fixed charges                       1.6x        (910)      |         1.8x         1.9x       (2,871)
                                                                     |


14.  Year 2000 Issue (Unaudited)

The Company has developed a plan to modify its information technology to be ready for the Year 2000 and has begun converting its critical data processing systems. The Company currently expects the project to be substantially completed by mid-1999 and does not expect the cost to modify systems used in the normal course of business to be significant. While additional testing will be conducted on its systems through the Year 2000, the Company does not expect this project to have a significant affect on operating activities.

To mitigate the affect of outside influences and other dependencies relative to the Year 2000, the Company's plan includes procedures to contact significant customers, suppliers and other third parties whose success in addressing their own Year 2000 issue will impact the Company's initiative. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, it could adversely affect the Company's operations.


15.  Change in Fiscal Year-End

On August  17,  1999,  the Board of  Directors  of  Quality  Stores,  Inc.  (the
"Registrant"),   determined  to  change  the   Registrant's   fiscal  year.  The
Registrant's fiscal year will now end on the Saturday closest to January 31.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three-Month Period Ended January 30, 1999, Compared to Quarter Ended January 31, 1998

Net sales for the three-month period ended January 30, 1999, were $146.1 million, an increase of $1.7 million, or 1.2%, as compared to net sales for the quarter ended January 31, 1998, of $144.4 million. This increase was due principally to a comparable store sales increase of 6.1% and to sales derived in 1999 from new stores opened in fiscal 1999 to date, partially offset by $8.1 million of sales derived in 1998 from stores closed in fiscal 1998.

Gross profit for the three-month period ended January 30, 1999, was $42.6 million, an increase of $1.0 million or 2.4%, as compared to $41.6 million for the quarter ended January 31, 1998, as a result of the increase in net sales discussed above and an increase in gross profit percentage. Gross profit as a percentage of net sales increased to 29.2% for the three-month period ended January 30, 1999, as compared to 28.8% for the quarter ended January 31, 1998. The increase in the gross profit percentage is attributable to the fuller realization of the increased purchasing power of the company resulting from the acquisition of Country General during fiscal 1997.

Selling, general, and administrative (SGA) expenses for the three-month period ended January 30, 1999, were $33.7 million, a decrease of $0.4 million, or 1.0%, as compared to the quarter ended January 31, 1998. SGA expenses as a percentage of net sales improved to 23.1% for the three-month period ended January 30, 1999, as compared to 23.6% for the quarter ended January 31, 1998. This decrease is attributable to completion of the integration of the Country General stores.

Amortization of intangibles remained relatively constant at $1.0 million for the three-month period ended January 30, 1999, as compared to $0.9 million for the quarter ended January 31, 1998.

Operating income for the three-month period ended January 30, 1999, was $7.9 million, an increase of $1.2 million, or 18.8%, as compared to $6.7 million for the quarter ended January 31, 1998. Operating income as a percentage of net sales increased to 5.4% for the three-month period ended January 30, 1999, from 4.6% for the quarter ended January 31, 1998. The increase was the result of the factors affecting net sales, gross profit, and SGA expenses discussed above.

Interest expense was $5.0 million for the three-month period ended January 30, 1999, as compared to $5.3 million for the quarter ended January 31, 1998. The decrease in interest expense is attributable to a lower average debt balance and a decrease in interest rates on the Company's variable rate borrowings.

Income taxes for the three-month period ended January 30, 1999, were $1.5 million, an increase of $0.7 million as compared to the quarter ended January 31, 1998. Income tax as a percentage of pretax earnings was 49.7% in 1999, compared to 57.1% in 1998. This decrease is due primarily to amortization of goodwill related to the acquisition of the Company by Childs, which is not deductible for income tax purposes, being spread over a larger pre-tax income base.

Net income for the three-month period ended January 30, 1999, was $1.5 million, as compared to $0.6 million for the quarter ended January 31, 1998, as a result of the factors discussed above.

Liquidity and Capital Resources

In addition to cash to fund operations, the Company's primary on-going cash requirements are those necessary for the Company's expansion program, including inventory purchases and capital expenditures, and debt service. The Company's primary sources of liquidity have been funds provided from operations, borrowings pursuant to the Company's revolving and term credit facilities, short-term trade credit, and additional equity investments.

On January 30, 1999, the Company had working capital of $92.3 million, a $6.1 million decrease from working capital of $98.4 million on October 31, 1998. This decrease resulted primarily from a $19.1 million aggregate increase in the Company's note payable to bank and accounts payable and a $2.8 million decrease in miscellaneous current assets, partially offset by a $17.8 million increase in inventory. The increase in inventory is due primarily to the Company's new store expansion program for fiscal 1999 along with the purchase of the H. C. Shaw Co. stores in January, 1999.

Net cash provided used in operating activities was $1.6 million for the three months ended January 30, 1999. This was a decrease of $12.9 million from the three months ended January 31, 1998, during which $11.3 million of cash was generated by operating activities. This decrease resulted primarily from an increase in inventory during the three-month period ended January 30, 1999, as compared to a decrease during the same period in the prior year. The Company's capital expenditures, exclusive of the H. C. Shaw Co. acquisition, were $4.0 million and $1.1 million for the three months ended January 30, 1999, and January 31, 1998, respectively. The increase is primarily attributable to the Company's new store expansion program for fiscal 1999. In addition, the Company had cash provided by financing activities of $10.4 million during the three months ended January 30, 1999, as compared to cash used in financing activities of $11.2 million during the three months ended January 31, 1998. The increase in cash provided by financing activities during the three-month period ended January 30, 1999, as compared to the quarter ended January 31, 1998, is attributable to the purchase of the H. C. Shaw Co. stores and subsequent cash advances and the funding of the inventory build-up and capital expenditures related to the Company's new store expansion program for fiscal 1999.

The Company has a $100.0 million revolving credit facility, under which $44.0 million was outstanding as of January 30, 1999. The credit facility will mature on June 30, 2003, and borrowings will bear interest at rates based upon prime or Eurodollar rates plus an applicable margin.

The Company anticipates that its principal uses of cash in the foreseeable future will be working capital requirements, debt service requirements, and capital expenditures, as well as expenditures relating to acquisitions. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the credit facility, will be adequate to meet its anticipated requirements in the foreseeable future for working capital, capital expenditures, and interest payments. The Company expects that if it were to pursue a significant acquisition, it would arrange prior to the acquisition any additional debt or equity financing required to fund the acquisition. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing or to reduce its capital spending. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.


Seasonality

Unlike many specialty retailers, historically, the Company has generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the third quarter of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs is highest during the second quarter. The Company expects these trends to continue for the foreseeable future.


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

Date:  October 1, 1999                 QUALITY STORES, INC.



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