Form 10-Q
period 1999-10-30
QUALITY STORES INC
filed 1999-12-14
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 30, 1999

                                    OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________________ to
               ________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes  [x]            No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1999: 100. All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.

                                               QUALITY STORES, INC.
                                                       INDEX

                                                                                                            PAGE

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed consolidated balance sheets, October 30, 1999 (unaudited), and January 30, 1999........................................................................3

                  Condensed consolidated  statements of income (unaudited),  for the three months and nine months ended  October 30, 1999,  and the three months and nine months ended October 31, 1998.....................................4

                  Condensed consolidated statements of cash flows (unaudited), for the nine months ended October 30, 1999, and October 31, 1998....................................5

                  Notes to condensed consolidated financial statements (unaudited)............................6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
                  QUALITY STORES, INC.........................................................................9


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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.............................................................14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................14

ITEM 5.           OTHER INFORMATION...........................................................................14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................................................14

INDEX TO EXHIBITS.............................................................................................16
                  Exhibit 12     Statement Re:  Computation of Ratio of Earnings to Fixed Charges
                  Exhibit 27     Financial Data Schedule (electronic copy only)
                  Exhibit 99     Important Factors Regarding Forward-Looking Statements

QUALITY STORES, INC.
Condensed Consolidated Balance Sheets
(In Thousands Except Share Data)



                                                                                          October 30,          January 30,
                                                                                             1999                 1999
                                                                                      -------------------   -------------------
ASSETS                                                                                   (Unaudited)              (Note)
Current assets:
   Cash and cash equivalents                                                       $               5,664  $              5,144
   Recoverable income taxes                                                                           --                 2,345
   Trade receivables, net                                                                         11,092                 4,597
   Inventory                                                                                     412,009               234,868
   Other                                                                                           7,561                 2,876
                                                                                      -------------------   -------------------
Total current assets                                                                             436,326               249,830
Property, improvements, and equipment, net                                                       114,058                45,614
Goodwill, net                                                                                    284,783               135,605
Other assets                                                                                      12,429                 8,557
                                                                                      -------------------   -------------------
Total assets                                                                       $             847,597  $            439,606
                                                                                      ===================   ===================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Note payable to bank                                                            $              91,000  $             44,000
   Accounts payable                                                                              163,429                85,359
   Accrued expenses and other liabilities                                                         37,982                23,160
   Current portion of long-term debt and capital lease obligations                                13,700                 5,001
                                                                                      -------------------    ------------------
Total current liabilities                                                                        306,111               157,520
Long-term debt, less current portion                                                             308,200               146,843
Other long-term liabilities                                                                        8,368                 4,001
                                                                                      -------------------    ------------------
Total liabilities                                                                                622,679               308,364

Stockholder's equity:
   Common stock, $.01 par value:  authorized shares-3,000; issued and
     outstanding shares-100 (wholly owned by QSI Holdings, Inc.)                                      --                    --
   Additional paid-in capital                                                                    209,858               119,155
   Retained earnings                                                                              15,060                12,087
                                                                                      -------------------    ------------------
Total stockholder's equity                                                                       224,918               131,242
                                                                                      -------------------    ------------------
Total liabilities and stockholder's equity                                         $             847,597  $            439,606
                                                                                      ===================    ==================



Note: The balance sheet at January 30, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

QUALITY STORES, INC.
Condensed Consolidated Statements of Income (Unaudited)
(In Thousands)
                                                                        Three Months Ended
                                                                ---------------- -- ----------------
                                                                  October 30,         October 31,
                                                                     1999                1998
                                                                ----------------    ----------------

Net sales                                                    $          287,085  $          131,226
Cost of sales                                                           202,749              89,476
                                                                ----------------    ----------------
Gross profit                                                             84,336              41,750

Selling, general, and administrative expense                             70,691              32,501
Merger integration expenses                                               4,357                  --
Amortization of intangibles                                               2,306                 930
                                                                ----------------    ----------------
Operating income                                                          6,982               8,319

Interest expense                                                          9,392               5,108
                                                                ----------------    ----------------
Income (loss) before income taxes                                        (2,410)              3,211
Income taxes (credit)                                                       (10)              1,797
                                                                ----------------    ----------------
Net income (loss) and comprehensive income (loss)            $           (2,400) $            1,414
                                                                ================    ================

Ratio (deficiency) of earnings to fixed charges              $           (2,410)         1.6 x
                                                                ================    ================


                                                                         Nine Months Ended
                                                                ---------------- -- ----------------
                                                                  October 30,         October 31,
                                                                     1999                1998
                                                                ----------------    ----------------

Net sales                                                    $          777,051  $          442,802
Cost of sales                                                           549,335             307,405
                                                                ----------------    ----------------
Gross profit                                                            227,716             135,397

Selling, general, and administrative expense                            178,356             100,528
Merger integration expenses                                              11,996                  --
Amortization of intangibles                                               5,156               2,686
                                                                ----------------    ----------------
Operating income                                                         32,208              32,183

Interest expense                                                         23,946              15,182
                                                                ----------------    ----------------
Income before income taxes                                                8,262              17,001
Income taxes                                                              5,289               7,615
                                                                ----------------    ----------------
Net income and comprehensive income                          $            2,973  $            9,386
                                                                ================    ================

Ratio of earnings to fixed charges                                   1.3 x               2.0 x
                                                                ================    ================


See accompanying notes to condensed consolidated financial statements.

QUALITY STORES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                              Nine Months Ended
                                                                                   ----------------- ---- ----------------
                                                                                     October 30,            October 31,
                                                                                         1999                  1998
                                                                                   -----------------      ----------------
Operating Activities
Net income                                                                      $             2,973    $            9,386
Adjustments to reconcile net income to net cash (used in) provided by operations:
     Depreciation and amortization                                                           16,293                 7,378
     Deferred income taxes                                                                       --                 5,632
     Changes in operating assets and liabilities                                            (53,916)                3,543
                                                                                   -----------------      ----------------
Net cash (used in) provided by operating activities                                         (34,650)               25,939

Investing Activities
Purchases of property, improvements, and equipment, net                                     (22,285)               (3,735)
Acquisition of  former Quality Stores, Inc.                                                (112,368)                   --
Acquisition of Country General, Inc.                                                             --                (1,568)
Other, net                                                                                    1,553                   926
                                                                                   -----------------      ----------------
Net cash used in investing activities                                                      (133,100)               (4,377)

Financing Activities
Capital contribution from parent                                                                 --                   235
Dividend to parent                                                                           (1,061)                   --
Net borrowings (repayments) under line of credit                                             47,000               (18,955)
Proceeds from issuance of long-term debt                                                    220,000                    --
Payments on long-term debt                                                                  (91,271)               (1,500)
Financing costs relating to New Credit Facility                                              (4,990)                   --
Other, net                                                                                   (1,408)                 (128)
                                                                                   -----------------      ----------------
Net cash provided by (used in) financing activities                                         168,270               (20,348)

Net increase in cash and cash equivalents                                                       520                 1,214
Cash and cash equivalents at beginning of period                                              5,144                 5,757
                                                                                   -----------------      ----------------
Cash and cash equivalents at end of period                                      $             5,664    $            6,971
                                                                                   =================      ================


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

On August 17, 1999, the Board of Directors of the Company determined to change the Company's fiscal year. The Company's fiscal year will now end on the Saturday closest to January 31. It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Transition Report on Form 10-Q for the period ended January 30, 1999 ("Form 10-K").


NOTE 2.           ACQUISITIONS

In January, 1999, the Company acquired nine retail stores and certain net operating assets from H.C. Shaw Co., a privately owned specialty retailer, for approximately $7.0 million, subject to post-closing adjustment. The transaction was accounted for as a purchase. The accounts and transactions of the acquired stores are included in the accompanying unaudited condensed consolidated financial statements from the date of acquisition. Pro forma results of operations as if the acquisition had occurred on February 1, 1998, are not materially different from the historical results of operations presented herein.

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

Quality Stores, based in Muskegon, Michigan, had a strong presence in Michigan and Ohio and, at the time of the Merger, operated a chain of 114 stores, with annual sales of approximately $525 million, which offer merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, workwear, and lawn and garden products. In connection with the Merger, the Company changed its name from "Central Tractor Farm & Country, Inc." to "Quality Stores, Inc." and relocated its headquarters to Muskegon, Michigan. The Company will continue to operate stores primarily under the Central Tractor Farm & Country, Country General, and Quality Farm & Fleet names. Since the merger, new stores opened are operating under the Quality Farm & Country name. The Company expects to convert all of the stores over time to the Quality Farm & Country name.

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

The acquisition of Quality Stores has been accounted for as a purchase and the results of operations of Quality Stores has been included in the consolidated financial statements from the date of purchase. The estimated cost of the acquisition over the estimated fair value of the underlying tangible net assets is as follows (in thousands):

      Cost of acquiring Quality Stores capital stock              $    204,132

      Fair value of underlying tangible net assets acquired             48,779
                                                                     ----------

      Excess of cost of acquisition over the allocated fair
      value of the underlying tangible net assets                 $    155,353
                                                                     ==========

The allocation of the purchase price reflected in the October 30, 1999, unaudited condensed consolidated balance sheet is preliminary. Management expects to complete the evaluation of the fair value of the underlying tangible net assets acquired within twelve months of the acquisition.


NOTE 3.           PRO FORMA RESULTS

The pro forma results of operations presented below are based on the historical financial statements of the Company included in this Form 10-Q, adjusted to give effect to: (i) the acquisition of Quality Stores by the Company and (ii) the debt financing arrangements executed in connection with the acquisition of Quality Stores, as though these transactions had occurred on February 1, 1998.

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

                                                               Pro Forma Results of Operations
                                                                       (In thousands)
                                                   Three Months Ended                     Nine Months Ended
                                          ------------------ ------------------ ------------------ ------------------
                                               October 30,        October 31,        October 30,        October 31,
                                                  1999               1998               1999               1998
                                          ------------------ ------------------ ------------------ ------------------

Net Sales                                  $        287,085   $        247,147   $        920,454   $        828,951
Operating Income                                      6,982              9,739             34,128             40,931
Net (loss) income                                    (2,400)              (557)             1,219              6,495
Ratio (deficiency) of earnings to fixed
   charges                                 $         (2,410)             1.1 x              1.2 x              1.5 x

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

The New Credit Facility will mature on April 30, 2006. Borrowings under the New Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. The term loans must be repaid in quarterly installments beginning July 31, 1999, plus prepayments based on the Company's excess cash flow, as defined. The installments, on an annual basis, are as follows:

                  Fiscal Year                 Amount
                  ------------------       --------------
                      1999              $      3,100,000
                      2000                    13,700,000
                      2001                    21,200,000
                      2002                    21,200,000
                      2003                    29,150,000
                      2004                    18,250,000
                      2005                    75,600,000
                      2006                    37,800,000
                                           --------------
                                        $    220,000,000
                                           ==============

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998

Net sales for the third quarter of fiscal 1999 were $287.1 million, an increase of $155.9 million, or 118.8%, as compared to net sales for the third quarter of fiscal 1998 of $131.2 million. This increase was due principally to $141.9 million in sales derived in 1999 from stores acquired from Quality Stores and H.
C. Shaw Co., as well as $12.1 million of sales derived in 1999 from new stores opened or acquired in fiscal 1999 to date and to a comparable store sales increase of 2.6%, partially offset by $1.4 million of sales derived in 1998 from stores closed in fiscal 1999..

Gross profit for the third quarter of fiscal 1999 was $84.3 million, an increase of $42.5 million or 101.7%, as compared to $41.8 million for the third quarter of fiscal 1998, principally as a result of the margin on the increase on the net sales discussed above, partially offset by a decrease in gross profit percentage. Gross profit as a percentage of net sales decreased to 29.4% for the third quarter of fiscal 1999, as compared to 31.8% for the third quarter of fiscal 1998. The decrease in gross profit percentage is attributable to sales derived from Quality Stores and H. C. Shaw Co. stores, which historically operated at a lower margin than those experienced by the Company. These margins are expected to improve upon completion of the integration of these two acquisitions.

Selling, general and administrative (SGA) expenses for the third quarter of fiscal 1999 were $70.7 million, an increase of $38.2 million, or 117.5%, as compared to the third quarter of fiscal 1998. SGA expenses as a percentage of net sales were 24.6% for the third quarter of fiscal 1999 as compared to 24.8% for the third quarter of fiscal 1998, due principally to the inclusion of Quality Stores and H. C. Shaw Co. expense base. The Company recorded expenses of approximately $4.4 million, or 1.5% of net sales, related to closing, integration, and relocation costs (merger integration expenses) associated with the merger of Quality Stores into the Company. Management presently expects to record additional merger integration expenses during the remainder of fiscal 1999, which is through January, 2000, as well as the first half of fiscal 2000.

Amortization of intangibles increased to $2.3 million for the third quarter of fiscal 1999, as compared to $0.9 million for the third quarter of fiscal 1998. The increase is due to amortization of excess costs of the two 1999 acquisitions over the estimated fair value of the underlying tangible assets.

Operating income for the third quarter of fiscal 1999 was $7.0 million, a decrease of $1.3 million, or 15.7%, as compared to $8.3 million for the third quarter of fiscal 1998. Operating income as a percentage of net sales decreased to 2.4% for the third quarter of fiscal 1999 from 6.3% for the third quarter of fiscal 1998. The decrease was the result of the factors discussed above.

Interest expense increased to $9.4 million for the third quarter of fiscal 1999, as compared to $5.1 million for the third quarter of fiscal 1998. The increase is due principally to additional borrowing used to finance the acquisition of Quality Stores as well as a modest increase in average interest rates between years.

Income taxes for the third quarter of fiscal 1999 were a credit of $10 thousand, compared to $1.8 million provision for the third quarter of fiscal 1998. Third quarter income taxes as a percentage of pretax earnings (loss) were 0.4% in 1999, compared to 56.0% in 1998. The difference is due primarily to amortization of goodwill related to the acquisitions of Quality Stores and H. C. Shaw Co., which is not deductible for income tax purposes.

Net loss for the third quarter of fiscal 1999 was $2.4 million, as compared net income of $1.4 million for the third quarter of fiscal 1998, as a result of the factors discussed above.

Nine Months Ended  October 30, 1999,  Compared to Nine Months Ended  October 31,
1998

Net sales for the nine months ended October 30, 1999, were $777.1 million, an increase of $334.3 million, or 75.5%, as compared to net sales for the nine months ended October 31, 1998, of $442.8 million. This increase was due principally to $305.7 million in sales derived in 1999 from stores acquired from Quality Stores and H. C. Shaw Co., as well as $31.6 million of sales derived in 1999 from new stores opened or acquired in fiscal 1999 to date and to a comparable store sales increase of 1.4%, partially offset by $7.5 million of sales derived in 1998 from stores closed in fiscal 1999.

Gross profit for the nine months ended October 30, 1999, was $227.7 million, an increase of $92.3 million or 68.2%, as compared to $135.4 million for the nine months ended October 31, 1998, as a result of the margin increase on the net sales discussed above and a decrease in gross profit percentage. Gross profit as a percentage of net sales decreased to 29.3% for the nine months ended October 30, 1999, as compared to 30.6% for the nine months ended October 31, 1998. The decrease is due principally to sales derived from former Quality Stores and H.
C. Shaw Co. stores, which historically operated at lower gross margins than those experienced by the Company. These margins are expected to improve upon completion of the integration of these two acquisitions.

Selling, general, and administrative (SGA) expenses for the nine months ended October 30, 1999, were $178.4 million, an increase of $77.9 million, or 77.5%, as compared to the nine months ended October 31, 1998. SGA expenses as a percentage of net sales increased to 23.0% for the nine months ended October 30, 1999 as compared to 22.7% for the nine months ended October 31, 1998. This increase is due to the inclusion of Quality Stores and H. C. Shaw Co. expense base. The Company recorded approximately $12.0 million, or 1.5% as a percent of net sales, related to closing, integration, and relocation costs (merger integration expenses) associated with the merger of Quality Stores into the Company. Management presently expects to record additional merger integration expenses during the remainder of fiscal 1999, which is through January, 2000, as well as the first half of fiscal 2000.

Amortization of intangibles increased to $5.2 million for the nine months ended October 30, 1999 as compared to $2.7 million for the nine months ended October 31, 1998. The increase is due to amortization of excess costs of the two 1999 acquisitions over the estimated fair value of the underlying tangible assets.

Operating income for both of the nine months ended October 30, 1999 and October 31, 1998 was $32.2 million. Operating income as a percentage of net sales decreased to 4.1% for the nine months ended October 30, 1999 from 7.3% for the nine months ended October 31, 1998. The decrease was the result of the factors discussed above.

Interest expense was $23.9 million for the nine months ended October 30, 1999 as compared to $15.2 million for the nine months ended October 31, 1998. The increase in interest expense is attributable to additional borrowings to finance the Quality Stores acquisition as well as a modest increase in average interest rates between years.

Income taxes for the nine months ended October 30, 1999, were $5.3 million, compared to $7.6 million for the nine months ended October 31, 1998. Income tax as a percentage of pretax earnings increased to 64.0% in 1999, compared to 44.8% in 1998. This increase is due primarily to amortization of goodwill related to the acquisitions of Quality Stores and H. C. Shaw Co., which is not deductible for income tax purposes.

Net income for the nine months ended October 30, 1999, was $3.0 million, as compared to $9.4 million for the nine months ended October 31, 1998, as a result of the factors discussed above.


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

The New Credit Facility will mature on April 30, 2006. Borrowings under the New Credit Facility will bear interest at rates based upon prime or the Eurodollar Rate plus a margin. The term loans must be repaid in quarterly installments beginning July 31, 1999, plus prepayments based on the Company's excess cash flow, as defined. The installments, on an annual basis, are as follows:

                  Fiscal Year                 Amount
                  ------------------       --------------
                      1999              $      3,100,000
                      2000                    13,700,000
                      2001                    21,200,000
                      2002                    21,200,000
                      2003                    29,150,000
                      2004                    18,250,000
                      2005                    75,600,000
                      2006                    37,800,000
                                           --------------
                                        $    220,000,000
                                           ==============

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

Liquidity and Capital Resources

In addition to cash to fund operations, the Company's primary on-going cash requirements are those necessary for the Company's expansion program, including inventory purchases and capital expenditures, and debt service. The Company's primary sources of liquidity have been funds provided from operations, borrowings under the Company's revolving and term credit facilities, and short-term trade credit.

On October 30, 1999, the Company had working capital of $130.2 million, a $37.9 million increase from working capital of $92.3 million on January 30, 1999. This increase resulted primarily from a $177.1 million aggregate increase in the Company's inventory, partially offset by a $133.8 million increase in notes payable to bank and accounts payable, and a $14.8 million increase in accrued expenses. The increases in the Company's note payable to bank, accounts payable and inventory are due primarily to the Company's new store expansion program for fiscal 1999 and the purchases of the H.C. Shaw Co. stores in January, 1999, and the former Quality Stores, Inc., in May, 1999.

Net cash used in operating activities was $34.7 million for the nine months ended October 30, 1999. This was a decrease of $60.6 million from the nine months ended October 31, 1998, during which $25.9 million of cash was generated by operating activities. This decrease resulted primarily from an increase in inventory, as the result of the acquisitions mentioned above, during the first nine months of fiscal 1999 as compared to a smaller increase during the same period in the prior year. The Company's capital expenditures, exclusive of the Quality Stores, Inc., acquisition, were $22.3 million and $3.7 million for the nine months ended October 30, 1999, and October 31, 1998, respectively. The increase is primarily attributable to the Company's new store expansion program and integration capital spending for fiscal 1999. In addition, the Company had cash provided by financing activities of $168.3 million during the nine months ended October 30, 1999, as compared to cash used in financing activities of $20.3 million during the nine months ended October 31, 1998. The increase in cash provided by financing activities during the first nine months of fiscal 1999, as compared to the first nine months of fiscal 1998, is attributable to borrowings to fund the purchases of the Quality Stores, Inc. and H.C. Shaw Co. stores and subsequent cash advances and the inventory build-up and capital expenditures related to the Company's new store expansion program for fiscal 1999.

The Company anticipates that its principal uses of cash in the foreseeable future will be working capital requirements, debt service requirements, and capital expenditures, as well as expenditures relating to acquisitions. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the New Credit Facility, will be adequate to meet its anticipated requirements for working capital, and debt service through fiscal 2000. The Company intends to explore the availability of additional credit to support its strategy for growth in fiscal 2000. The Company expects that if it were to pursue further significant acquisitions, it would arrange prior to the acquisitions any additional debt or equity financing required to fund the acquisitions. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing or to reduce its capital spending. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.


Seasonality

Unlike many specialty retailers, historically the Company has generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the second quarter of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the first quarter. The Company expects these trends to continue for the foreseeable future.


Inflation

Management does not believe its operations have been materially affected by inflation.

Year 2000

The Year 2000 issue, common to most companies, concerns the inability of information and other systems to correctly recognize and properly process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its computer systems, applications, and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified, and remediation efforts are in process. Management estimates that over 98 percent of remediation efforts were completed as of October 30, 1999. All remediation efforts and testing of product/equipment are expected to be completed by December 15, 1999.

The Company is also in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: product suppliers, third party benefit administrators, third party logistic providers, insurance institutions, mainframe computer services suppliers, financial institutions, and utilities. The Company has requested confirmation from all material third parties that they will be timely Year 2000 compliant. Through October 30, 1999, the Company had received confirmations from approximately 90% of the third parties that were sent these requests.

Through October 30, 1999, the Company has spent approximately $1.95 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $2.0 million and consist primarily of costs for the remediation of internal systems, including internal programming time. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the costs of internal system remediation efforts relate to the costs of on-staff systems engineers and, therefore, are not necessarily incremental costs. The Company has not canceled or delayed any other material projects as a result of this work.

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

The Company is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by year end.

                                               QUALITY STORES, INC.

                                            PART II. OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS.......................................................................None

ITEM 2.           CHANGES IN SECURITIES...................................................................None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.........................................................None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................None

ITEM 5.           OTHER INFORMATION.......................................................................None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  EXHIBITS - See Index to Exhibits Included Elsewhere Herein

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 14, 1999                       QUALITY STORES, INC.



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