Form 10-K
period 2000-01-29
QUALITY STORES INC
filed 2000-04-28
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)
 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended January 29, 2000

                                    OR

/  /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _____________ to ______________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  /X/     No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 2000: 100. All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.

                                                QUALITY STORES, INC.

                                                      INDEX TO
                                             ANNUAL REPORT ON FORM 10-K
                                       FOR FISCAL YEAR ENDED JANUARY 29, 2000


                                                                                                            PAGE
PART  I.

ITEM 1.           Business ....................................................................................1
ITEM 2.           Properties...................................................................................8
ITEM 3.           Legal Proceedings............................................................................8
ITEM 4.           Submission of Matters to a Vote of Security Holders..........................................8


PART II.

ITEM 5.           Market for Registrant's Common Equity and Related Stockholder Matters........................9
ITEM 6.           Selected Financial Data.....................................................................10
ITEM 7.           Management's Discussion and Analysis of Financial Condition and
                  Financial Disclosure........................................................................11
ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk..................................16
ITEM 8.           Financial Statements and Supplementary Data.................................................16
ITEM 9.           Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure........................................................................16


PART III.

ITEM 10.          Directors and Executive Officers of the Registrant..........................................17
ITEM 11.          Executive Compensation......................................................................20
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management..............................23
ITEM 13.          Certain Relationships and Related Transactions..............................................23


PART IV.

ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................24

                                     PART I

Note: Reference herein to fiscal 1999 are references to Quality Stores, Inc.'s, fiscal year ended January 29, 2000. During fiscal 1999, Quality Stores, Inc., changed its fiscal year end from the Saturday nearest to October 31 to the Saturday nearest to January 31. References herein to "fiscal years", other than fiscal 1999, are references to Quality Stores, Inc.'s, 52 or 53-week fiscal year which ended on the Saturday nearest to October 31 in that year.

ITEM 1. BUSINESS

Overview

Quality Stores, Inc., a Delaware corporation [formerly Central Tractor Farm & Country, Inc. ("CT")], together with its primary subsidiaries, including Country General, Inc., and the former Quality Stores, Inc. ("Quality"), (collectively the "Company" or "QSI"), is the largest agricultural specialty retailer in the United States with 361 stores in 31 states as of March 31, 2000. QSI serves the agricultural, hardware, and related needs of rural consumers, especially part-time and full-time farmers, hobby gardeners, skilled trades persons, and do-it-yourself ("DIY") customers. The Company was founded in 1935 and has established itself as a market leader in the agricultural specialty market, having strong name recognition and a loyal customer base.

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

As of January 2, 1997, Childs had consummated the Securities Purchases and paid related expenses utilizing (i) $65.4 million of cash equity and, (ii) $35.1 million of borrowings under an interim margin loan facility (the "Margin Loan Facility"). In connection with the Securities Purchases, the Company entered into a term loan and revolving credit facility (the "Credit Facility") and used a portion of such facilities to refinance existing debt of the Company, including a $16.0 million convertible note held by BCC. The Credit Facility has since been amended. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

On March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering were used to repay borrowings under the Margin Loan Facility, pay the Merger Consideration, repay a portion of the outstanding borrowings under the Credit facility, and pay fees and expenses of the Acquisition.

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
                                                                     ========

As a result of the Acquisition, the Company is a wholly owned subsidiary of QSI Holding, Inc. [formerly CT Holdings, Inc. ("Holdings")], an affiliate of Childs, and a new basis of accounting has been reflected in the Company's financial statements reflecting the fair values for the Company's assets and liabilities as of March 27, 1997. The financial statements of the Company for periods prior to March 27, 1997, are presented on the historical cost basis of accounting.

Acquisitions

Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General for approximately $138.6 million (including related costs and expenses) in cash (the "Country General Acquisition"). Country General operated a chain of 114 agricultural specialty retail stores. The Company funded the acquisition price in part from a $49.8 million cash equity contribution from Holdings, and the remainder from funds drawn under the amended and restated Credit Facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

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
                                                                  ========

In January 1999, the Company acquired nine retail stores and certain net operating assets from H.C. Shaw Co., a privately owned specialty retailer doing business as Fisco Farm and Home, for approximately $7.1 million. The transaction was accounted for as a purchase.

On May 7, 1999, the Company acquired Quality Stores, Inc. ("Quality") in a transaction in which Quality was merged with and into the Company (the "Merger"). In connection with the Merger, the former shareholders and option holders of Quality Stores received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of Holdings that had a value of $91.8 million. In connection with the Merger, the Company also repaid approximately $42.1 million in debt owed by Quality Stores. The total purchase price for Quality Stores, including transaction expenses, was approximately $208.0 million.

Quality, based in Muskegon, Michigan, had a strong presence in Michigan and Ohio and, at the time of the Merger, operated a chain of 114 stores, with annual sales of approximately $525 million, which offer merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, workwear, and lawn and garden products. In connection with the Merger, the Company changed its name from "Central Tractor Farm & Country, Inc." to "Quality Stores, Inc." and relocated its headquarters to Muskegon, Michigan. The Company will continue to operate stores primarily under the Central Tractor Farm & Country, Country General, Quality Farm & Fleet, Quality Farm & Country, Fisco Farm & Home, and County Post names.

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

The acquisition of Quality Stores has been accounted for as a purchase and the results of operations of Quality Stores have been included in the consolidated financial statements from the date of purchase. The estimated cost of the acquisition over the estimated fair value of the underlying tangible net assets is as follows (in thousands):

Cost of acquiring Quality Stores capital stock                    $208,043

Fair value of underlying tangible net assets acquired               44,074
                                                                  --------
Excess of cost of acquisition over the allocated fair
value of the underlying tangible net assets                       $163,969
                                                                  ========
Expansion Plan

Since the beginning of fiscal 1997(1), the Company has increased the number of its retail stores from 111 to 350 as of January 29, 2000. In fiscal 1997, the Company opened 3 new stores and acquired 118 stores primarily through the Country General Acquisition. Five stores were closed in 1997. In fiscal 1998, the Company opened 1 new store and closed 14 stores (including 12 stores acquired from Country General, for which the closure was reserved in connection with the acquisition). For the period from November 1998 through January 2000, the Company opened 24 new stores, closed 10 stores, and acquired 122 stores.

The integration of the Country General stores into the Company's systems was completed during fiscal 1998, and the integration of the Quality stores will be completed in the first quarter of fiscal 2000. The Company plans to add an additional 25 stores in fiscal 2000, and 40 to 50 per year thereafter, through further penetration of the Northeastern and Midwestern United States markets and through expansion into the Southeastern and Western United States. Management intends to achieve this growth through new store openings and selective acquisitions. On a preliminary basis, the Company has identified potential new markets outside of its existing markets that management believes are attractive candidates for one or more new QSI stores. The number of actual new QSI store openings in the next two years may differ materially from the projections outlined above if the Company makes a major acquisition or is unable to find attractive store locations to rent at reasonable prices, negotiate acceptable lease terms, or acquire small regional farm store chains at reasonable prices.

The Company seeks to locate stores in high-traffic shopping districts whenever possible in order to attract customers who prefer to do much of their shopping at one time and place. As with the majority of its existing stores, the Company intends to lease its new stores. The estimated cash required to open a new, leased store (approximately 25,000 to 30,000 square feet of selling space) is $1,100,000, including inventory net of accounts payable and $130,000 in pre-opening expenses. Of these estimated cash expenditures, approximately half is used for initial inventory (net of accounts payable) and the balance is used for capital expenditures, principally leasehold improvements, fixtures and equipment, and pre-opening expenses.

The Company also intends to continue to opportunistically relocate existing stores. These relocations reflect, in most cases, the expiration of an existing lease coupled with an opportunity to move to a more demographically and/or physically attractive site.

Retail Stores

QSI stores focus on agricultural and agricultural related products. The Company segments its merchandising mix into seven key product categories: agricultural products (including tractor parts and accessories), specialty hardware, lawn and garden products, workwear products, rural automotive parts and accessories, pet supplies, and general consumer products. Sale of agricultural and related products represents approximately 50% of QSI's total net sales.
-------------
(1) On August 17, 1999, the Company changed its fiscal year end from the Saturday closest to October 31 to the Saturday closest to January 31, effective as of January 29, 1999.

The growth and percentage of total store sales for each retail product category for fiscal 1999, fiscal 1998, and fiscal 1997, and a description of each product category, are set forth below:

                                                                              Fiscal Year Ended
                                                                --------------------------------------------
                                                                 January 29,    October 31,     November 1,
                                                                  2000 (1)          1998          1997 (2)
                                                                --------------------------------------------

Agricultural (including tractor parts and accessories)               21.7%           26.6%          26.8%
Specialty Hardware                                                   18.0%           17.6%          17.7%
Lawn & Garden and Seasonal                                           19.6%           17.4%          18.4%
Workwear                                                             10.9%           10.2%           9.3%
Rural Automotive Parts & Accessories                                 13.2%           14.3%          14.3%
Pet Supplies                                                          8.6%            7.0%           6.6%
General Consumer                                                      8.0%            6.9%           6.9%
                                                                --------------------------------------------
                                                                    100.0%          100.0%         100.0%
                                                                ============================================

(1)      Includes Quality from the date of the merger.
(2)      Includes Country General from the date of acquisition.

Agricultural Products. QSI stores' agricultural product line consists of approximately 6,000 stock keeping units (SKU's) supplying the needs of the part-time and full-time farmer, including tractor parts, tillage and harvesting parts, fencing materials, and animal health supplies. This product line consists largely of consumable products and other items requiring replacements on a regular basis. This product line accounted for $236.5 million, $156.3 million, and $110.5 million of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. Agricultural product sales, as a percentage of total sales, decreased to 21.7% in fiscal 1999, as compared to 26.6% in fiscal 1998. This decrease resulted to the difference in product mix relating from the Quality stores. QSI emphasizes consumable agricultural supplies that are purchased frequently by its customers and does not sell heavy equipment such as tractors or combines.

Specialty Hardware. QSI's specialty hardware line consists of approximately 9,000 SKU's with an emphasis on products with agricultural applications. These products accounted for $196.4 million, $103.6 million, and $72.7 million of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. QSI stores carry a broad range of high-quality hardware with an emphasis on recognized branded professional products, including hand tools, power tools, mechanical tools, electrical products, including outdoor lighting, security lighting and motors, welders, air compressors, generators, paints (as well as a competitively priced private-label brand), and plumbing supplies.

Lawn and Garden and Seasonal Products. QSI's lawn and garden products consist of approximately 2,000 SKU's, including lawn and garden tools, nursery stock, fertilizers, lawn fencing, and weed killers. These products accounted for $214.7 million, $102.1 million, and $75.8 million of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. To differentiate itself from other retailers, QSI also stocks a selection of lawn mowers ranging from competitively priced items to full-featured riding lawn mowers. QSI assembles and tests the lawn mowers and sells a full assortment of parts for follow-up service needs. QSI stores offer seasonal bedding plants, trees, and shrubs in their garden centers. QSI stores also offer heating/energy equipment, including stoves, space heaters, and fans.

Workwear. QSI's workwear products, including products sold under the Carhartt, Walls, and Iron Age brand names, are targeted at the specialized needs of its outdoor-oriented customers who require high quality functional apparel. This product category consists of approximately 3,000 SKU's, including premium quality insulated outerwear, overalls, flannel shirts, and work jeans. These products accounted for $118.6 million, $59.8 million, and $38.1 million of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. The Company has been expanding its workwear line in its stores to include quality non-insulated workwear, bib overalls, twill pants, and hunting clothing.

Rural Automotive Parts and Accessories. QSI's rural automotive parts and accessories consist of approximately 4,000 SKU's, including a core selection of automotive parts, batteries, and accessories for rural vehicles, primarily for pick-up trucks and tractors. The products accounted for $144.4 million, $83.9 million, and $58.6 million of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. QSI also stocks a small assortment of general automotive items as a convenience to its customers, including oil and lubrication products and anti-freeze. In addition to brand name products, certain of the Company's automotive products are offered under QSI's own private label.

Pet Supplies. QSI's pet supplies consist of approximately 1,000 SKU's, including dog and cat foods, wild bird feed, and rabbit supplies. These products accounted for $94.0 million, $40.9 million, and $27.2 million of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. The pet supplies sold by QSI include economically priced large sizes, such as 50-pound bags of dog food. Certain of these items are sold under QSI's private label. QSI has been expanding its pet supplies product category.

General Consumer Products. QSI's general consumer products line consists of approximately 2,000 SKU's, including farm replicas and collectible toys and sporting goods, including guns and ammunition, hunting accessories, camping items, and outdoor living needs. These products accounted for $87.4 million, $40.6 million, and $28.3 million of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. QSI stores also offer seasonal merchandise such as charcoal grills and coolers in the summer.

Store Operations

QSI's stores are designed primarily to meet the needs of farmers operating small to medium-sized farms (i.e., farms typically under 250 acres) as well as hobby gardeners and DIY customers.

Quality operates under six store names: Quality Farm and Country, Quality Farm and Fleet, CT Farm and Country, Country General, Fisco Farm and Home, and County Post. The Company's stores average 21,086 square feet of indoor selling space, ranging from 8,500 to 62,500 square feet. Average sales per store in fiscal 1999 was $3.5 million. In addition to indoor selling space, the Company looks for store sites that have 15,000 to 20,000 square feet of available outdoor selling space. The outdoor selling space is primarily used for displaying lawn and garden products, fencing, tractor accessories, and livestock watering and feed equipment.

QSI prototype stores are designed to provide customers with ease in locating desired products and are clean and colorful in order to provide an overall enjoyable shopping environment. The use of informative directional signing adds to the ease of the customer's shopping experience. Plan-o-grams are utilized to set merchandise assortments in the seven core product categories to ensure uniformity of presentation, ease of shopping for the customer and to facilitate inventory management, replenishment and restocking.

Each store is managed by a store manager who is responsible for all aspects of the store's operations, including the hiring and training of store associates, work scheduling, inventory control, expense control, and customer service. Typically, the store manager is supported by an assistant manager and core department heads, along with an average of 18 sales associates. Store operations are coordinated through district managers, each of whom is currently responsible for eleven to twenty retail stores. In addition, the Company has developed and implemented consistent store standards, processes and best practices for the chain.

The Company has established an internal store management-training program that focuses training on store operations, systems, financial matters, human resources and sales. To support the Company's planned expansion and its management training programs, the Company has implemented a long-range personnel plan that provides for internal promotions, coupled with recruitment of college graduates and hiring of individuals with previous retail experience. Store associates receive training that emphasizes customer service, sales, and product knowledge and store procedures. All QSI store operations management, including district managers, store managers, and assistant managers are compensated based on job performance and participate in an incentive program based on the store/district exceeding a targeted level of profitability. QSI has also established an incentive program for all store associates that focuses on sales and profitability.

Other Operations

In addition to QSI's retail stores, the Company also distributes an annual catalog. The QSI catalog offers a broad assortment of new, used, and rebuilt tractor parts and agricultural components, including approximately 25,000 SKU's. In fiscal 1999, catalog sales were $7.5 million. The catalog was distributed nationally to approximately 675,000 households in rural and agricultural communities in fiscal 1999. The breadth of this distribution provides the Company with name recognition among agricultural consumers in areas outside of its core geographical markets. As a result of the catalog's broad distribution, QSI anticipates that as it expands, customer familiarity will already have been established. The Company also sells tractor parts and other items to other agricultural retailers and distributors. In recent years, the Company has been reducing the number of products offered and the number of customers served in this manner. In fiscal 1999, the Company generated sales of $2.5 million from such sales.

Purchasing and Distribution

The Company maintains a staff of 15 merchandise buyers, each of whom is responsible for specific product categories, at its headquarters in Muskegon, Michigan. The purchasing and inventory control process is controlled centrally by the Company's point-of-sale ("POS") and automatic replenishment systems. The Company purchases its merchandise from approximately 2,000 vendors, none of which accounted for more than 10% of the Company's purchases during fiscal 1999. The Company generally maintains multiple sources of supply for its products in order to minimize the risk of supply disruption and to maximize its purchasing power. The Company has no material long-term contractual commitments with any of its vendors.

The Company operates two full-line distribution facilities: one in Fostoria, Ohio, with 583,000 square feet, and one in Des Moines, Iowa, with 135,000 square feet. In addition, the Company operates ten satellite distribution facilities, ranging in size from 25,000 to 300,000 square feet, on a hub and spoke network in various regional geographic regions of the country.

Corporate Offices and Management Information Systems

To facilitate the Company's expansion plan and to maintain consistent store operations, QSI has centralized specific functions of its operations, including accounting, the development of policies and procedures, store layouts, visual merchandise presentation, inventory management, merchandise procurement and allocations, marketing and advertising, human resources and real estate. This centralization effectively utilizes the experience and resources of the Company's senior management and provides a high level of consistency throughout the chain.

The Company has invested considerable resources in management information and control systems to ensure world-class customer service and to improve operating efficiencies. These systems provide support for the purchase and distribution of merchandise and help to improve the manner in which QSI stores, the corporate offices, and distribution centers are operated. All QSI stores use the Company's POS system to capture sales information at the SKU level. Through the POS system, the Company can monitor customer purchases and inventory levels with respect to every item of merchandise in each store daily.

The Company also has an automated inventory replenishment system which uses POS information, and facilitates the timely replenishment of both the stores and the warehouses. The sales and inventory information used in this system is updated on a daily basis. This system also provides for minimum stocking levels for lower volume items enabling QSI to carry a large number of SKU's at a minimum of inventory carrying expense.

Competition

The Company faces competition primarily from other chain and single-store agricultural specialty retailers and from mass merchandisers. Some of these competitors have substantially greater financial and other resources than the Company.

Currently, most of the Company's stores do not compete directly in the markets of other agricultural specialty retail chains. However, the Company's expansion plans will likely result in some new stores being located in markets currently serviced by one or more of these chains; and there can be no assurance that these chains, certain of which have announced expansion plans, will not expand into the Company's markets.

In addition, the Company competes in over half of its markets with mass merchandisers. The Company believes that its merchandise mix and level of customer service currently successfully differentiate it from mass merchandisers and that as a result, the Company has to date not been significantly impacted by competition from mass merchandisers. However, in the past, certain mass merchandisers have modified their product mix and marketing strategies in an effort apparently intended to permit them to compete more effectively in the Company's markets; and it is likely that these efforts will continue.

Advertising and Promotions

QSI's advertising is focused on its commitment to guaranteeing customer satisfaction. QSI's primary advertising occurs through the weekly distribution of color circulars, the creation and management of customer loyalty programs and local TV advertising. In connection with the company's target marketing and customer loyalty programs, QSI developed the "Thank Q" program to build loyalty in all of its customer segments. The benefits to customers include guaranteed lowest farm prices plus a year-end rebate on everything the customer has purchased during the year, a year-end itemized statement of every purchase made, and bulk discounts. The program also tracks customer purchases, thereby providing a database of the members' purchasing patterns for marketing initiatives.

Seasonality

Unlike many specialty retailers, the Company has historically generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the second quarter (May through July) of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the first quarter (February through April). The Company expects these trends to continue for the foreseeable future.

Employees

As of March 31, 2000, QSI had approximately 9,343 employees (approximately 4,563 in full-time and approximately 4,780 in part-time positions). The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

As of March 31, 2000, the Company had 361 stores in 31 states as described in the chart below.
                          # of                                     # of
State                    Stores            State                  Stores
------------------------------------------------------------------------
Alabama                     1              North Dakota               5
California                 11              Nebraska                  46
Colorado                   15              New Jersey                 3
Delaware                    2              New York                  26
Georgia                    10              Ohio                      44
Indiana                    19              Oklahoma                   2
Iowa                       25              Pennsylvania              25
Kansas                      8              South Carolina             6
Kentucky                    9              South Dakota              11
Maryland                    4              Tennessee                  3
Massachusetts               1              Virginia                  13
Michigan                   38              Vermont                    1
Minnesota                  10              West Virginia             10
Missouri                    1              Wisconsin                  3
Montana                     2              Wyoming                    4
North Carolina              3                                     -----
                                           TOTAL:                   361

The Company owns 79 of the stores and leases the remaining 282 stores. The Company owns the distribution center in Fostoria, Ohio, leases the remaining distribution facilities described in Item 1, and leases its corporate headquarters in Muskegon, Michigan. The Company generally negotiates retail store leases with an initial term between five and seven years, with two or three renewal periods of five years each, exercisable at the Company's option. Through January, 2000, the Company paid an average of $4.83 per square foot in retail store occupancy expenses, including rent, taxes, common area charges, repairs and maintenance. Rent expenses generally do not vary based on sales and generally increase 10-15% at the beginning of each option period. Management believes that the Company's properties are generally in good condition and are adequate for their intended uses.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quality Stores, Inc., Common Stock is held entirely by Holdings. See "Item 1. Business - Acquisition of the Company by J.W. Childs".

In fiscal 1999, the Company paid cash dividends of $1,542,000 to Holdings. The Company has not previously paid any cash dividends on its common stock. Although the Company may pay limited cash dividends on its common stock, the Company's ability to pay cash dividends is restricted by the New Credit Facility and Senior Notes.

ITEM 6.  SELECTED FINANCIAL DATA


                                                         Successor                      |                 Predecessor
                                         ---------------------------------------------- |  -----------------------------------------
                                                                              Seven     |
                                           Fiscal Year     Fiscal Year        Months    |   Five Months           Fiscal Year
                                              Ended           Ended           Ended     |     Ended        -------------------------
                                           January 29,      October 31,     November 1, |    March 26,      November 2,  October 28,
                                            2000(5)(7)          1998           1997     |       1997          1996          1995
                                           ---------------------------------------------|-------------------------------------------
                                                                                        |
Net sales (000's)                            $1,092,021    $  587,195    $  305,122     |   $  106,048     $  293,020    $ 251,703
Income (loss) from continuing                     3,163         9,975         1,365     |       (1,247)         8,744        8,185
  Operations (000's)                                                                    |
Ratio (deficiency) of earnings to                                                       |
  fixed charges (1)                                1.2x          1.8x          1.3x     |       (1,881)          5.3x         5.8x
Number of stores at end of period (2)               350           214           227     |          112            111           66
Comparable store sales per square                                                       |
  foot of indoor selling space (3)                  163           180           191(8)  |                         222          224
Comparable store sales increases                                                        |
   (decreases) (4)                                  0.8%          4.6%        (4.7%)(8) |                         1.0%        (1.6%)
Balance sheet data (at end of period):                                                  |
  (000's) (5)                                                                           |
   Working capital                           $  191,904    $  130,484    $   85,639     |                  $   63,803    $  62,496
   Total assets                                 822,463       418,845       434,235     |                     159,238      149,977
   Long-term debt, less current portion (6)     388,554       181,075       153,171     |                      17,341       16,862
   Stockholders' equity                         224,627       129,757       119,547     |                      90,063       81,277
                                                                                        |
                                                                                        |
                                                                                        |
                                                   Three Months Ended                   |
                                       ----------------------------------------         |
                                                               January 31, 1998         |
                                         January 30, 1999         (Unaudited)           |
                                       ----------------------------------------         |
Net sales (000's)                            $146,147                $144,393           |
Income (loss) from continuing                  $1,485                    $590           |
  Operations (000's)                                                                    |
Ratio (deficiency) of earnings to                                                       |
  fixed charges (1)                              1.5x                    1.2x           |
Number of stores at end of period                 224                     227           |
Comparable store sales per square foot                                                  |
  of indoor selling space (3)                                                           |
Comparable store sales increases                                                        |
  (decreases) (4)                                6.1%                    2.3%           |
Balance sheet data (at end of period)                                                   |
  (000's):                                                                              |
  Working capital                            $136,310                 $85,501           |
  Total assets                               $439,606                $425,210           |
  Long-term debt, less current portion       $190,843                $150,500           |
  Stockholders' equity                       $131,242                $120,137           |

(1)  For purposes of computing  this ratio,  earnings  consist of income  before  income taxes plus fixed  charges.  Fixed charges consist of interest  expense,  amortization of deferred  financing costs and 20.0% of the rent expense from operating leases, which the Company  believes is a reasonable  approximation  of the interest  factor  included in the rent. For the five-month period ended March 26, 1997 earnings were insufficient to cover fixed charges by $1,881.

(2)  Net of 5 store closings in fiscal 1997, 14 store closings in fiscal 1998 , and 10 store closings in fiscal 1999.

(3)  Comparable  sales per square foot of indoor  selling  space and  calculated by dividing  store sales by total indoor  selling square footage for stores open and operated by QSI at least twelve months in each fiscal year.

(4)  Percentage  change in store sales as compared to sales for the same stores for the prior year for stores open and operated by
     QSI for at least twelve months in each year. The 1.0% increase in comparable store sales in 1996 has been adjusted to reflect a comparable  52-week year.  Comparable store sales grew 2.9% without such adjustment.  The 4.7% decrease in comparable store sales in 1997 has been  adjusted to reflect that fiscal year 1996 was a 53 week year.  Comparable  store sales  declined 6.5%
     without such adjustment.

(5)  During the fiscal year ended January 29, 2000, the Company acquired Quality in a transaction in which Quality was merged with and into the Company.

(6)  Excluding, in fiscal 1995, long-term debt from discontinued operations.

(7)  During fiscal 1999, the Company changed its fiscal year end from the Saturday  nearest to October 31 to the Saturday  nearest to January 31.

(8)  Calculations are for the fiscal year ended November 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the selected consolidated financial data and the consolidated financial statements of the Company and related notes thereto.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's Statements of Income expressed as a percentage of net sales. All amounts and percentages for the fiscal year ended November 1, 1997, include the activity for the periods of the seven months ended November 1, 1997, and the five months ended March 26, 1997, on a combined basis.

                                                     -----------------------------------------------
                                                                    Fiscal Year Ended
                                                     -----------------------------------------------
                                                       January 29,     October 31,      November 1,
                                                          2000             1998            1997
                                                     -----------------------------------------------
Net sales                                                 100.0%           100.0%           100.0%
Cost of sales                                              70.9%            69.9%            70.9%
                                                     -----------------------------------------------
Gross profit                                               29.1%            30.1%            29.1%
Selling, general, and administrative expense               23.0%            22.9%            24.6%
Merger integration expenses                                 1.5%             0.0%             0.0%
Amortization of intangibles                                 0.6%             0.6%             0.6%
                                                     -----------------------------------------------
Operating income                                            4.0%             6.6%             3.9%
Interest expense                                            3.2%             3.5%             3.5%
                                                     -----------------------------------------------
Income before income taxes                                  0.9%             3.1%             0.4%
Income taxes                                                0.6%             1.4%             0.4%
                                                     -----------------------------------------------
Net income                                                  0.3%             1.7%             0.0%
                                                     ===============================================

Fiscal 1999 Compared to Fiscal 1998

Net sales for the fiscal year ended January 29, 2000,(2) were $1,092.0 million, an increase of $504.8 million, or 86.0%, as compared to net sales for the fiscal year ended October 31, 1998, of $587.2 million. The increase was due principally to the acquisition of 122 stores, primarily through the Quality merger. Net sales include $445.5 million of Quality sales since the date of acquisition. In addition, the Company opened 24 new stores subsequent to October 31, 1998, and had an increase in comparable store sales of $4.4 million, or 0.8%.

Gross profit for fiscal 1999 was $317.6 million, an increase of $140.6 million, or 79.4%, as compared to $177.0 million for fiscal 1998, principally as a result of the increase in net sales. Gross profit as a percentage of sales decreased to 29.1% for fiscal 1999, as compared to 30.1% for fiscal 1998. The decrease in gross profit percentage was primarily the result of the Quality merger. Quality historically had a lower gross profit percentage than CT.

Selling, general, and administrative expenses for fiscal 1999 were $251.4 million, an increase of $116.8 million, or 86.7% over fiscal 1998. This increase was due primarily to costs related to the acquisition and operation of the

------
(2) Effective for the year ended January 29, 2000, the Company's fiscal year end was changed from the Saturday closest to October 31 to the Saturday closest to January 31.

Quality stores and costs related to new store openings. Selling, general, and administrative expenses as a percentage of sales increased to 23.0% in fiscal 1999 as compared to 22.9% in fiscal 1998. This increase is primarily attributable to costs related to new store openings in fiscal 1999.

Merger  integration  expenses for fiscal 1999 were $15.8 million (none in fiscal
1998). The merger integration expenses are attributable to costs related to closing the QSI corporate headquarters in Des Moines, Iowa, and expenses incurred to integrate the CT and Quality operations. These costs include severance and retention costs for employees, costs associated with leased facilities to be closed, and costs to facilitate the integration process.

Amortization of intangibles was $6.3 million for fiscal 1999 and $3.6 million in fiscal 1998. The increase is due to amortization of the additional goodwill acquired in the Quality merger.

Operating income for fiscal 1999 was $44.0 million, an increase of $5.2 million, or 13.4%, as compared to fiscal 1998. Operating income as a percentage of sales decreased to 4.0% in fiscal 1999 from 6.6% in fiscal 1998. The decrease resulted from the factors affecting net sales, gross profit, selling, general, and administration expenses, merger and integration expenses, and amortization of intangibles discussed above.

Interest expense for fiscal 1999 was $34.6 million, an increase of $14.1 million, as compared to $20.5 million for fiscal 1998. This increase was primarily due to the interest expense on the additional debt incurred to fund the Quality merger.

Income tax expense for fiscal 1999 was $6.2 million, a decrease of $2.2 million, or 25.8% as compared to $8.4 million for fiscal 1998. Income taxes as a percentage of pretax earnings were 66.3% in fiscal 1999 as compared to 45.7% in fiscal 1998. The increase is due primarily to amortization of goodwill related to the Quality merger, which is not deductible for income tax purposes.

Three-Month Period Ended January 30, 1999, Compared to the Unaudited Results for the Quarter Ended January 31, 1998

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

Selling, general, and administrative (SGA) expenses for the three-month period ended January 30, 1999, were $33.7 million, a decrease of $0.4 million, or 1.2%, as compared to the quarter ended January 31, 1998. SGA expenses as a percentage of net sales improved to 23.1% for the three-month period ended January 30, 1999, as compared to 23.6% for the quarter ended January 31, 1998. This decrease is attributable to completion of the integration of the Country General stores.

Amortization of intangibles remained relatively constant at $1.0 million for the three-month period ended January 30, 1999, as compared to $0.9 million for the quarter ended January 31, 1998.

Operating income for the three-month period ended January 30, 1999, was $7.9 million, an increase of $1.2 million, or 17.9%, as compared to $6.7 million for the quarter ended January 31, 1998. Operating income as a percentage of net sales increased to 5.4% for the three-month period ended January 30, 1999, from 4.6% for the quarter ended January 31, 1998. The increase was the result of the factors affecting net sales, gross profit, and SGA expenses discussed above.

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

Liquidity and Capital Resources

In addition to cash to fund operations, QSI's primary ongoing cash requirements are those necessary for the Company's expansion and relocation programs, including inventory purchases and capital expenditures and debt service. The Company's primary sources of liquidity have been funds provided from operations, borrowings pursuant to the Company's revolving and term credit facilities, short-term trade credit, and additional equity investments.

On January 29, 2000, the Company had working capital of $191.9 million, an increase of $61.4 million, as compared to working capital of $130.5 million on October 31, 1998. This increase resulted primarily from the working capital acquired as a result of the Quality merger. On January 29, 2000, the Company's inventories were $365.4 million, an increase of $148.3 million, as compared to $217.1 million at October 31, 1998. On January 29, 2000, the Company's accounts payable were $124.0 million, an increase of $45.7 million, as compared to $78.3 million at October 31, 1998. The increase in the Company's inventory and accounts payable is attributable to the Quality merger.

Operating activities of the Company utilized $19.0 million and provided $37.2 million of net cash in fiscal 1999 and 1998, respectively, and used $0.5 million of net cash in fiscal 1997. The decrease in net cash generated in fiscal 1999, as compared to fiscal 1998, resulted primarily from a decrease in accounts payable. The increase in net cash generated in fiscal 1998, as compared to fiscal 1997, resulted primarily from an increase in net income, a larger increase in accounts payable, and a net decrease in inventory compared to a net increase in 1997.

The Company's capital expenditures were $35.7 million and $4.8 million for fiscal 1999 and 1998, respectively. The majority of capital expenditures were for store fixtures, equipment and leasehold improvements for new and existing stores. The Company presently expects its capital expenditures for new store openings and for renewal and replacement costs at existing stores and distribution centers in fiscal 2000 to be approximately $43.0 million.

During fiscal 1997, the Company was acquired by an affiliate of J.W. Childs Equity Partners, L.P. and thereafter became a wholly owned subsidiary of Holdings. See "--Item 1. Business - Acquisition of the Company by J.W. Childs" and Notes to Consolidated Financial Statements. In connection with the Acquisition, on March 27, 1997, the Company consummated a public offering of $105.0 million aggregate principal amount of 10-5/8% Senior Notes (the "Senior Notes"). The net proceeds of the offering were used to repay borrowings of $35.9 million under the Margin Loan Facility, pay the Merger Consideration of $51.8 million, pay fees and expenses of the Acquisition, and reduce outstanding short-term borrowings. The Senior Notes mature on April 1, 2007, with interest payable semiannually in arrears on April 1 and October 1. The Senior Notes may be redeemed beginning April 1, 2002, at a price of 105.3125% of the principal amount decreasing approximately 1.77% annually thereafter until April 1, 2005, at which time they are redeemable at face value. Furthermore, notwithstanding the foregoing, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a price of 110% of the principal amount with the net cash proceeds of a public equity offering within 60 days of closing such offering.

In addition, effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General. The acquisition was accounted for as a purchase, and the Company elected to treat the purchase as a purchase of all of the assets of Country General for Federal income tax purposes. See "Item
1. Business - Acquisitions" and Notes to the Consolidated Financial Statements. The Company funded the acquisition price in part from a $49.75 million cash equity contribution from Holdings and the remainder from funds drawn under the amended and restated Credit Facility described below.

At January 29, 2000, the Company had a bank credit facility that allowed for borrowings up to $320.0 million, consisting of $220.0 million under two term loan facilities (Tranche A and B) of which $216.9 million was outstanding and a $100.0 million revolving credit facility under which $87.5 million was outstanding. On March 31, 2000, this credit facility was amended to increase total available borrowings to $374.6 million, including $214.6 million under the term loan facilities and $160.0 million of revolving credit debt (collectively, the "Amended Credit Facility").

The Tranche A term loan ($95.6 million) under the Amended Credit Facility is payable in quarterly installments of $5.0 million through October 31, 2004, while the Tranche B term loan ($119.0 million) has quarterly principal installments of $0.4 million through January 31, 2004 that increase to $9.6 million through January 31, 2005, and then to $15.1 million through April 30, 2006. The revolving credit debt is due in full on October 30, 2006. The Company is also required to make mandatory prepayments on the term loan facilities based on the Company's excess cash flow, as defined.

Borrowings under the Amended Credit Facility are secured by all assets of the Company and bear interest at the prime or eurodollar rates plus a margin (8.6% to 10% at January 29, 2000). The revolving credit debt is also subject to a 0.5% commitment fee on its unused portion.

The Company's long-term borrowing agreements contain covenants which require the Company to maintain certain financial ratios and also restricts, among other things, the payment of dividends, incurrence of additional debt, capital expenditures, mergers and acquisitions, and the disposition of assets.

Commercial and standby letters of credit outstanding at January 29, 2000, January 30, 1999 and October 31, 1998, totaled $9.9 million, $6.3 million, and $6.7 million, respectively.

In May and June of 1999, the Company entered into interest rate cap transactions (the "Cap Transactions") with a bank to reduce the impact of changes in interest rates on its floating term loan debt. The Cap Transactions had an initial notional amount totaling $105.0 million. The Cap Transactions cap the interest rate on $105.0 million of the Credit Facility at a three-month Libor rate of 7.0%, plus the applicable margin. The Company is exposed to interest rate risk in the event of nonperformance by the counter party to the Cap Transactions. However, the Company does not anticipate nonperformance by the bank.

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

Seasonality

Unlike many specialty retailers, the Company has historically generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the second quarter (May through July) of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the first quarter (February through April). The Company expects these trends to continue for the foreseeable future.

Inflation

Management does not believe its operations have been materially affected by inflation.

Year 2000

In prior years, he Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the fiscal 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Year 2000 remediation costs were not significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The market risk inherent in the Company's financial instruments subject to such risks, is the potential market value loss arising from adverse changes in interest rates. The Company's financial instruments subject to market risk are held for purposes other than trading.

Interest Rate Cap Agreements

The Company uses interest rate cap agreements to reduce exposure to interest rate fluctuations on its term debt. At January 29, 2000, the Company had interest rate cap agreements that provided for an interest rate cap of 7.0 percent, based on the three-month LIBOR rate, which was 5.97 at January 29, 2000, plus the applicable margin. These agreements cover $105.0 million notional amount of debt. At January 29, 2000, $216.9 million of term debt was outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included at pages F-1 through F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of the Company's directors, executive officers, and other significant employees. All of the Company's officers are elected annually and serve at the discretion of the Board of Directors.

Name                    Age    Position(s)
----------------------------------------------------------------------------
James T. McKitrick       54    President, Chief Executive Officer, Director
Alan L. Fansler          49    Executive Vice-President, Chief Operating
                               Officer, Director
John W. Childs           58    Director
Steven G. Segal          39    Vice-President, Director
Adam L. Suttin           32    Vice-President, Director
David C. Bliss           62    Chairman of the Board, Director
Jerry D. Horn            62    Director
Jeffrey B. Swartz        38    Director
William E. Watts         45    Director
Habib Y. Gorgi           43    Director
Peter Lamm               48    Director
Richard C. Dresdale      44    Director
John L. Hilt             54    Director
G. Dean Longnecker       51    Executive Vice-President, Integration, Director
Denny L. Starr           46    Senior Vice-President of Finance, CFO, Secretary
Jeffery A. Stanton       49    Senior Vice-President, Merchandising & Marketing

James T. McKitrick, President and Chief Executive Officer, joined the Company in July 1992. He has over 30 years experience in retailing, including 20 years at Kmart Corporation. Prior to joining QSI, Mr. McKitrick was President and Chief Executive Officer of Builder's Emporium, a California-based home improvement center chain. Previously, he was with Ames Department Stores from 1987 through 1990, where he held the positions of Executive Vice President, Chairman of Zayre Discount Store Division, and President and Chief Executive Officer of G.C. Murphy Division, a $900 million variety store chain. Mr. McKitrick also served as President and Chief Executive Officer of Warehouse Club, Inc. from 1986 through 1987 and Executive Vice President of Merchandising for T.G.&Y. Stores Company from 1984 through 1986. From 1963 through 1984, Mr. McKitrick was with the Kmart Corporation.

Alan L. Fansler, Executive Vice-President and Chief Operating Officer, joined the Company in May, 1999. Prior to May, 1999, Mr. Fansler was employed by Quality for 27 years, where he held several management positions in Store Operations, Marketing, and Human Resources, including Vice-President of Human Resources, Vice-President of Store Operations, Senior Vice-President of Operations, and President and Chief Executive Officer. Mr. Fansler received his B.S. degree from Purdue University in 1972.

John W. Childs has been President of J.W. Childs Associates since July, 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May, 1987, most recently holding the position of Senior Managing Director. He is a director of Big V Supermarkets, Inc., Edison Schools, Inc., Chevys, Inc., DESA International, Inc., Pan Am International Flight Academy, Inc., and Beltone Electronics, Inc.

Steven G. Segal is Senior Managing Director of J.W. Childs Associates and has been an executive of J.W. Childs Associates since July, 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August, 1987, most recently holding the position of Managing Director. He is a director of Universal Hospital Services, Inc., National Nephrology Associates, Inc., International DiverseFoods, Inc., Big V Supermarkets, Inc., and Jillian's Entertainment Holdings, Inc. and is Chairman of the Board of Empire Kosher Poultry, Inc.

Adam L. Suttin is a Managing Director of J.W. Childs Associates and has been an executive of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. He is a director of American Safety Razor Company, Empire Kosher Poultry, Inc. and DESA International, Inc.

David C. Bliss, Chairman of the Board, joined the Company in May, 1999. Prior to May, 1999, Mr. Bliss was employed by Quality and served as Vice-President and Secretary/Treasurer in 1976 and was appointed to the Board of Directors of Quality at that time. He was promoted to President in 1986, to Chief Executive Officer in 1992, and to Chairman of the Board in 1995. Mr. Bliss is a 1960 graduate of Western Michigan University.

Jerry D. Horn was CEO from 1985 to 1991, then Chairman from 1991 to 1999 of General Nutrition Companies, Inc., a 4,500-store vitamin and nutritional supplement retail chain operating under the GNC name. Mr. Horn was President and CEO of Recreational Equipment, Inc., from 1979 to 1984 and has been a Managing Director of J. W. Childs Associates since July, 1995.

Jeffrey B. Swartz has been Chief Executive Officer of Timberland Co., a manufacturer and marketer of branded footwear and apparel, since 1998, and has worked for that company in various positions since June, 1986.

William E. Watts has been President, Chief Executive Officer, and a Director of General Nutrition Companies, Inc., since October, 1991 and, prior to that, held various positions with its predecessor since 1984.

Habib Y. Gorgi is President of the general partners of Fleet Equity Partners VII, L.P., and the general partner of Silverado III, L.P., which is the general partner of Chisholm Partners, and has worked at Fleet Equity Partners since 1986. He is a director of Skyline Chili, Roadrunner Freight Systems, Savage Sports Corporation, Simonds Industries, and FTD Corporation. Mr. Gorgi received a bachelor's degree from Brown University and a master's degree from Columbia University.

Peter Lamm is Chairman and Chief Executive Officer of Fenway Partners, Inc., and was a founding partner. Fenway is a New York-based private equity firm for institutional investors with the primary objective of acquiring leading middle-market companies. Prior to founding Fenway, Mr. Lamm was previously Managing Director of Butler Capital Corporation and General Partner of each of the BCC funds. Mr. Lamm serves as a director of a number of Fenway's portfolio companies, including Aurora Foods, Inc., Simmons Company, Delimex Holdings, Inc., Blue Capital Management, LLC, and Iron Age Corporation.

Richard C. Dresdale is President of Fenway Partners, Inc., and was a founding partner. Prior to founding Fenway, Mr. Dresdale was employed by Clayton, Dubilier and Rice, Inc., most recently as Principal. Mr. Dresdale serves as a director of a number of Fenway's portfolio companies, including Aurora Foods, Inc., Simmons Company, Delimex Holdings, Inc., and Blue Capital Management, LLC.

John L. Hilt is retired from Quality. Prior to his retirement, he held the position of Chairman Emeritus of the Board of Directors. John joined Quality in 1967 and held several positions during his full-time career with the Company. He became President in 1974, was promoted to Chairman of the Board in 1986, and became Chairman Emeritus in December of 1995. Mr. Hilt is a 1967 graduate of Purdue University.

G. Dean Longnecker, Executive Vice-President of Integration, joined QSI in 1980 as Controller. Mr. Longnecker was promoted to Executive Vice-President of Finance in 1985, Executive Vice-President, Chief Operating Officer in 1997, and Executive Vice-President of Integration in 1999. Mr. Longnecker was employed at Payless Cashways from 1973 until 1980, most recently as Treasurer. He received a B.S. from Iowa State University in 1970 and C.P.A. in 1972.

Denny L. Starr, Senior Vice-President of Finance and Chief Financial Officer, joined the Company in October, 1989 as Assistant Controller. Mr. Starr was promoted to Vice-President and Controller in 1993, Senior Vice-President of Finance in 1996, and Senior Vice-President of Finance and Chief Financial Officer in 1998. In 1999, Mr. Starr terminated his employment and became an independent consultant to the Company. Effective February 1, 2000, Mr. Starr rejoined the Company and was reelected Senior Vice President of Finance and Chief Executive Officer. He previously served as Assistant Controller of The Witten Group, a holding company with operations in manufacturing, real estate, and finance, from 1986 through 1989. He was an Audit Manager with McGladrey & Pullen from 1982 until 1986. Mr. Starr received his B.A. from the University of Iowa in 1982 and C.P.A. in 1982.

Jeffery A. Stanton, Senior Vice-President, Merchandising & Marketing, joined the Company in June, 1992. Previously, he was employed by R.R. Donnelly & Sons and Meredith/Burda Corporation from 1985 through 1992, as well as Reichardt's, Inc., a specialty retailer, from 1972 through 1985. Mr. Stanton received a B.B.A. degree from the University of Iowa in 1972.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation earned for all services rendered to the Company during fiscal 1999, fiscal 1998, and fiscal 1997, as applicable, by the Company's Chief Executive Officer and four other executive officers who were employed by the Company as such during fiscal 1999 (collectively, the "Named Executives").

                                                                                   Annual Compensation
                                                                 ---------------------------------------------------------
                                                                                                           All Other
                                                                  Fiscal    Salary (1)      Bonus       Compensation (2)
Name and Principal Position                                        Year        ($)           ($)              ($)
--------------------------------------------------------------------------------------------------------------------------

James T. McKitrick                                                 1999       535,000       286,318          6,742
President, Chief Executive Officer, Director                       1998       435,000       224,743          5,000
                                                                   1997       399,423            --          9,586

Alan L. Fansler (3)                                                1999       198,654       147,173          4,520
Executive Vice-President, Chief Operating Officer, Director


G. Dean Longnecker                                                 1999       273,000       146,103          1,890
Executive Vice-President, Integration, Director                    1998       265,000       136,912          4,587
                                                                   1997       254,327            --          2,043

James F. Hurley (3)                                                1999       146,038        75,995          4,446
Senior Vice-President, Finance, Chief Financial Officer

Jeffery A. Stanton                                                 1999       200,000        85,835          3,002
Senior Vice-President, Merchandising & Marketing                   1998       145,385        61,998          5,000
                                                                   1997       108,692        20,300          9,465

-------------------------------------------------------------------------------------------------------------------------

(1)  Includes compensation deferred at the Named Executive's election under the Company's 401(k) Plan.

(2)  Represents amounts contributed by the Company during each fiscal year, as applicable, to the Named Executive's 401(k) Plan.

(3)  Mr. Fansler, and Mr. Hurley joined the Company as of May 7, 1999, in connection with the merger of CT and Quality. Mr. Hurley's employment with the Company terminated on January 31, 2000.

Employment Arrangements with Executive Officers

Mr. McKitrick's Employment Agreement provides for a base salary of $535,000 subject to the annual increases as determined by the Board of Directors (which increases must at least equal increases in the consumer price index). Mr. McKitrick is eligible for a cash bonus if the Company achieves certain operation cash flow targets, which bonuses are not subject to any ceilings contained in the Employment Agreement. Mr. McKitrick's Employment Agreement provides for a severance payment equal to his base salary for 18 months if his employment is terminated (other than in the case of death, disability, or for cause) or if he is not reelected as President and Chief Executive Officer or Chairman, not subject, however, to reduction for any compensation earned from during such 18-month period from other businesses.

Mr. Fansler's Employment Agreement provides for a base salary of $275,000 subject to the annual increases as determined by the Board of Directors (which increases must at least equal increases in the consumer price index). Mr. Fansler is eligible for a cash bonus if the Company achieves certain operation cash flow targets, which bonuses are not subject to any ceilings contained in the Employment Agreement. Mr. Fansler's Employment Agreement provides for a severance payment equal to his base salary for 12 months if his employment is terminated (other than in the case of death, disability, or for cause) or if he is not reelected as Executive Vice-President and Chief Operating Officer.

Mr. Longnecker's Employment Agreement provides for a base salary of $273,000 subject to the annual increases as determined by the Board of Directors (which increases must at least equal increases in the consumer price index). Mr. Longnecker is eligible for a cash bonus if the Company achieves certain operation cash flow targets, which bonuses are not subject to any ceilings contained in the Employment Agreement. Mr. Longnecker's Employment Agreement provides for a severance payment equal to his base salary for 12 months if his employment is terminated (other than in the case of death, disability, or for cause).

Mr. Hurley's Employment Agreement provided for a base salary of $200,000 subject to the annual increases as determined by the Board of Directors (which increases must at least equal increases in the consumer price index). Mr. Hurley was eligible for a cash bonus if the Company achieves certain operation cash flow targets, which bonuses are not subject to any ceilings contained in the Employment Agreement. Mr. Hurley's Employment Agreement provided for a severance payment equal to his base salary for 12 months if his employment was terminated (other than in the case of death, disability, or for cause) or if he was not reelected as Senior Vice-President of Finance, Chief Financial Officer.

Mr. Stanton's Employment Agreement provides for a base salary of $200,000 subject to the annual increases as determined by the Board of Directors (which increases must at least equal increases in the consumer price index). Mr. Stanton is eligible for a cash bonus if the Company achieves certain operation cash flow targets, which bonuses are not subject to any ceilings contained in the Employment Agreement. Mr. Stanton's Employment Agreement provides for a severance payment equal to his base salary for 12 months if his employment is terminated (other than in the case of death, disability, or for cause) or if he is not reelected as Senior Vice-President.

The Employment Agreements also contemplate that certain members of management will participate in stock option plans of Holdings. Allocations of options among the management group are to be made in the first instance by the Chief Executive Officer of the Company, subject to ratification by Holdings' Board of Directors. A portion of such allocations was made during fiscal years 1999 and 1998. The management stock options are subject to accelerated vesting based on the Company's achievement of certain operating cash flow targets. The following table provides certain information concerning options to purchase Holdings common stock during fiscal 1999 to each Named Executive Officer of the Company.

Options Granted in Last Fiscal Year
                                                                                 Potential Realizable Value At
                                                                                    Assumed Annual Rates Of
                                                                                 Stock Price Appreciation For
                                         Individual Grants                                Option Term
                           ----------------------------------------------------------------------------------------
                             Number of       Percent Of       Exercise
                              Shares       Total Options         or         Expiration
Name                          Granted         Granted         Base Price       Date            5%            10%
-------------------------------------------------------------------------------------------------------------------

James T. McKitrick              7,185           12.35%         $115.80     June 7, 2009     $523,255     $1,326,030
Alan L. Fansler                 8,636           14.85%         $115.80     June 7, 2009     $628,925     $1,593,821
Jeffery A. Stanton              2,297            3.95%         $115.80     June 7, 2009     $167,282       $423,924
James F. Hurley                 4,318            7.42%         $115.80     June 7, 2009     $314,462       $796,909

Additionally, the Employment Agreements contemplate that Messrs. McKitrick and Longnecker will receive additional stock options which vest if the Company is sold within six years after the effective time of the Merger and the realized value of the common equity of the original investment group in Holdings should equal or exceed ten times the value thereof at the time of the Merger. Mr. McKitrick's and Mr. Longnecker's options under this program are to acquire 12,750 and 7,650 shares of common stock of Holdings.

In addition various other executives of the Company have employment agreements that contain, among other items, one-year severance provisions under certain circumstances as well as various bonus provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 29, 2000, Holdings holds 100% of the outstanding stock of the Company. All outstanding options were repurchased in connection with the Acquisition or exchanged for options to acquire shares of Holdings common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two of the Company's suppliers, Iron Age Corporation ("Iron Age") and DESA International, Inc. ("DESA"), are controlled by certain stockholders of
Holdings. Iron Age is a manufacturer and distributor of work boots and protective footwear. DESA is a manufacturer and marketer of zone heating/home comfort products and specialty tools. The Company believes that the terms of its purchases from Iron Age and DESA are at least as favorable to the Company as could be obtained from other suppliers. In fiscal 1999, the Company's purchases from Iron Age and DESA totaled $21.6 million.

For fiscal 1999, the three-month period ended January 30, 1999, and fiscal 1998, Childs was paid an annual management and consulting services fee of approximately $240,000 $60,000, and $240,000 respectively, under a five-year agreement, annually renewable thereafter, requiring annual payments of $240,000, subject to limitations of the Company's debt agreements. In addition, during fiscal 1999, the three-month period ended January 30, 1999, and 1998, Fenway
Partners, a stockholder of Holdings, was paid an annual management fee of $120,000, $30,000, and $120,000 respectively.

In connection with the consummation of the Acquisition and subsequent employee stock purchases, Holdings loaned amounts to certain employees of the Company to partially fund their investment in Holdings common stock. The loans, which totaled $362,000 at January 29, 2000, are due in ten years and bear interest at an interest rate of 8.5%.

Additionally, Messrs. Bliss, McKitrick, Fansler, Hurley, Stanton, and Longnecker are parties to a Stockholders Agreement dated as of May 7, 2000, applicable to all shares of Holdings common stock or vested options to acquire such common stock held now or hereafter acquired by them. The Stockholders Agreement, among other terms, permits Holdings to "call" their shares and vested options on their termination of employment for any reason. Additionally, if either Mr. McKitrick, Mr. Bliss, Mr. Fansler, Mr. Hurley, Mr. Stanton, or Mr. Longnecker is terminated for any reason other than for cause or without good reason (as those terms are defined in the Stockholders Agreement), he has the right to "put" his shares or vested options to Holdings. Depending on the circumstances, the price for shares of Holdings common stock purchased in connection with a call or put under the Stockholders Agreement will range from cost to seven times EBITDA. The put and call features of the Stockholders Agreement terminate on completion of a public offering of Holdings common stock with aggregate net proceeds of $50.0 million or more.

In February 2000, the Company sold the land, buildings, and certain fixtures and equipment for three stores to be opened in fiscal 2000 to a limited liability company whose principal members are Messrs. McKitrick and Fansler. The sales price of $7.0 million was equal to the Company's cost for the assets. The Company then entered into a twelve-year lease agreement with this same company for the use of these stores. The total minimum lease payments under the lease agreements range from $0.8 million in fiscal 2000 to $1.0 million in fiscal 2011. The Company believes the terms of the lease agreements to be as favorable to the Company as could be obtained from other sources.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this Report:

         1. Financial Statements. See the Index to Financial Statements appearing at page F-1.

         2. Financial Statement Schedules. The following Consolidated Financial Statement Schedule is included at page F-28:

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

3(i) Certificate of Incorporation, as amended, filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999, and incorporated herein by reference.

3(ii) Bylaws of the Company, filed as exhibit 3(ii) to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

4.1            Form of Common Stock Certificate of the Company, filed as exhibit
               4.1 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

4.2 Indenture relating to the Senior Notes, the form of which was filed as exhibit 4.4 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-19613) originally filed on March 19, 1997 and incorporated herein by reference.

10.1 Employment Agreement between the Company and James T. McKitrick dated as of September 16, 1994, filed as exhibit 10.5 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.2 Employment Agreement between the Company and Dean Longnecker dated as of September 16, 1994, filed as exhibit 10.6 to the Company's Registration Statement on Form S-1 (File #33-82620) originally filed on August 9, 1994 and incorporated herein by reference.

10.3 Asset Purchase Agreement By and Between Central Tractor Farm & Country, Inc., (the "Buyers") and Big Bear Farm Stores, Inc. (the "Sellers") dated May 22, 1996, filed as exhibit 10.15 to the Company's 10-Q originally filed on September 9, 1996 and incorporated herein by reference.

10.4 Agreement Plan of Merger dated November 27, 1996 by and among Central Tractor Farm & Country, Inc., J.W. Childs Equity Partners, L.P., JWC Holdings I, Inc., and JWC Acquisition I, Inc., filed as an exhibit to the Company's 8-K originally filed on December 3, 1996 and incorporated herein by reference.

10.5 Securities Purchase Agreement dated as of November 27, 1996 by and among Central Tractor Farm & Country, Inc., J.W. Childs Equity Partners, L.P., JWC Holdings I, Inc., and JWC Acquisition I, Inc., filed as an exhibit to the Company's 8-K originally filed on December 3, 1996 and incorporated herein by reference.

10.6 Securities Purchase Agreement, dated as of November 6, 1996, by and among Mezzanine Lending Associates I, L.P., Mezzanine Lending Associates II, L.P., Mezzanine Lending Associates III, L.P., Senior Lending Associates I, L.P., BCC Industrial Services, JWC Acquisition I, Inc., J.W. Childs Equity Partners, L.P., Central Tractor Farm & Country, Inc. filed as an exhibit to JWCAC's
               Schedule 13D originally filed on December 9, 1996 and incorporated herein by reference.

10.7 Letter Agreement, dated as of November 27, 1996 between JWC Acquisition I, Inc. and Mr. James T. McKitrick, filed as an exhibit to JWCAC's Schedule 13D originally filed on December 9, 1996 and incorporated herein by reference.

10.8 Letter Agreement, dated as of November 27, 1996 between JWC Acquisition I, Inc. and Mr. G. Dean Longnecker, filed as an exhibit to JWCAC's Schedule 13D originally filed on December 9, 1996 and incorporated herein by reference.

10.9 Credit Agreement dated as of December 23, 1996 among the Company, Holdings, JWCAC, certain banks, financial institutions and other institutional lenders listed therein, Fleet, as administrative agent, and NationsBank, as co-agent, filed as exhibit 10.22 to the Company's 10-K originally filed on January 31, 1997 and incorporated herein by reference.

10.10 Stock Purchase Agreement, dated June 26, 1997 by and between the Company and ConAgra, Inc. and the Amended and Restated Credit
               Agreement, dated as of July 3, 1997, filed as exhibits to the Company's 8-K filed on July 3, 1997 and incorporated herein by reference.

10.11 Letter Amendment, dated as of February 18, 1998, to Amended and Restated Credit Agreement, filed as exhibit 10.1 to the Company's 10-Q originally filed on September 15, 1998 and incorporated herein by reference.

12             Statement  Regarding  Computation  of Ratio of  Earnings to Fixed
               Charges

21             Subsidiaries of the Company

27             Financial Data Schedule

99             Important Factors Regarding Forward-Looking Statements


(b)    Reports on Form 8-K Filed During the Last Quarter of Fiscal 1999

             None

(c)    See Item 14(a)(3) of this report.

(d)    See Item 14(a)(2) of this report.

                      Quality Stores, Inc. and Predecessor

                        Consolidated Financial Statements

           Fiscal year ended January 29, 2000, period of three months ended January 30, 1999, fiscal year ended October 31, 1998, periods of seven months ended November 1, 1997 and
                        five months ended March 26, 1997




                                    Contents

Report of Independent Auditors............................................F-2
Consolidated Balance Sheets  .............................................F-3
Consolidated Statements of Income ........................................F-5
Consolidated Statements of Changes in Stockholder's Equity ...............F-6
Consolidated Statements of Cash Flows.....................................F-7
Notes to Consolidated Financial Statements................................F-9

                         Report of Independent Auditors

The Board of Directors
Quality Stores, Inc.

We have audited the accompanying consolidated balance sheets of Quality Stores, Inc. (Successor), a wholly owned subsidiary of QSI Holdings, Inc., as of January 29, 2000, January 30, 1999, and October 31, 1998, and the related consolidated statements of income, changes in stockholder's equity, and cash flows of the Successor for the fiscal year ended January 29, 2000, the three-month period ended January 30, 1999, the fiscal year ended October 31, 1998 and the seven-month period ended November 1, 1997, and its Predecessor for the five-month period ended March 26, 1997. Our audits also included the financial statement schedule listed in the index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Stores, Inc. at January 29, 2000, January 30, 1999, and October 31, 1998, and the consolidated results of operations and cash flows of the Successor for the fiscal year ended January 29, 2000, the three-month period ended January 30, 1999, the fiscal year ended October 31, 1998 and the seven-month period ended November 1, 1997, and the Predecessor for the five-month period ended March 26, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therin.


                                                 ERNST & YOUNG LLP

Chicago, Illinois
April 11, 2000

                                         Quality Stores, Inc.

                                     Consolidated Balance Sheets

                        (In Thousands of Dollars, Except Share and Par Value)


                                                      January 29        January 30       October 31
                                                         2000              1999             1998
                                                    ------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                         $ 11,029           $  5,144         $  6,971
   Trade and other receivables, less
     allowances of $1,275 in 2000
     and $386 in 1999 and 1998                          7,742              4,597            4,648
   Recoverable income taxes from parent                 4,827              2,345            3,134
   Inventory                                          365,383            234,868          217,064
   Other current assets                                 5,408              2,876            3,010
                                                     --------------------------------------------
Total current assets                                  394,389            249,830          234,827

Property, improvements, and equipment:
   Land                                                 4,242              1,821            1,821
   Buildings and improvements                          75,696             21,111           19,461
   Furniture and fixtures                              65,410             31,121           27,590
   Automobiles and trucks                               2,332                701              703
                                                     --------------------------------------------
                                                      147,680             54,754           49,575
   Less accumulated depreciation and
      amortization                                     24,213              9,140            7,948
                                                     --------------------------------------------
                                                      123,467             45,614           41,627

Goodwill, net of amortization of $12,430 in
   2000, $5,974 in 1999 and $5,080 in 1998            293,895            135,605          134,037
Other intangibles, net of amortization
   of $3,886 in 2000, $1,853 in 1999
   and $1,537 in 1998                                  10,712              8,557            8,354
                                                     --------------------------------------------
Total assets                                         $822,463           $439,606         $418,845
                                                     ============================================





                                                      January 29        January 30       October 31
                                                         2000              1999             1998
                                                    ------------------------------------------------
Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                  $124,012          $  85,359          $  78,322
   Accrued payroll and bonuses                         10,937              4,728              8,272
   Other accrued expenses                              43,880             16,664             14,084
   Deferred income taxes                                1,285              1,768                506
   Current portion of long-term debt and
     capital lease obligations                         22,371              5,001              3,159
                                                     ----------------------------------------------
Total current liabilities                             202,485            113,520            104,343

Long-term debt, less current portion                  388,554            190,843            181,075
Capital lease obligations, less current portion         1,103              1,370              1,011
Deferred income taxes                                   5,694              2,631              2,659

Stockholder's equity:
   Common stock, $.01 par value: 3,000
     authorized shares; 100 shares issued
     and outstanding                                       --                 --                 --
   Additional paid-in capital                         209,377            119,155            119,155
   Retained earnings                                   15,250             12,087             10,602
                                                     ----------------------------------------------
Total stockholder's equity                            224,627            131,242            129,757


                                                     ----------------------------------------------
Total liabilities and stockholder's equity           $822,463           $439,606           $418,845
                                                     ==============================================

See accompanying notes.



                                          Quality Stores, Inc. and Predecessor

                                            Consolidated Statements of Income

                                  (In Thousands of Dollars, Except Share and Par Value)


                                                               Successor                             |    Predecessor
                                     --------------------------------------------------------------- |  ---------------
                                                       Period of                        Period of    |     Period of
                                     Fiscal year     three months     Fiscal year     seven months   |    five months
                                        ended            ended           ended            ended      |       ended
                                      January 29      January 30       October 31      November 1    |      March 26
                                         2000            1999             1998            1997       |        1997
                                     --------------------------------------------------------------- |  ---------------
                                                                                                     |
Net sales                              $1,092,021    $  146,147        $  587,195      $  305,122    |    $  106,048
Cost of sales                             774,455       103,521           410,179         216,342    |        75,281
                                     --------------------------------------------------------------- |  ---------------
Gross profit                              317,566        42,626           177,016          88,780    |        30,767
                                                                                                     |
Selling, general, and                                                                                |
   administrative expenses                251,385        33,742           134,623          72,142    |        29,045
Merger integration expenses                15,820          --                --              --      |          --
Amortization of intangibles                 6,327           972             3,552           1,753    |           415
                                     --------------------------------------------------------------- |  ---------------
Operating income                           44,034         7,912            38,841          14,885    |         1,307
                                                                                                     |
Interest expense                           34,637         4,959            20,466          11,463    |         3,188
                                     --------------------------------------------------------------- |  ---------------
Income (loss) before income taxes           9,397         2,953            18,375           3,422    |        (1,881)
                                                                                                     |
Income taxes (credit)                       6,234         1,468             8,400           2,057    |           (634)
                                     --------------------------------------------------------------- |  ---------------
Net income (loss)                      $    3,163    $    1,485        $    9,975      $    1,365    |    $   (1,247)
                                     =============================================================== |  ===============
                                                                                                     |
Ratio (deficiency) of earnings to                                                                    |
   fixed charges                             1.2x          1.5x              1.8x            1.3x    |    $   (1,881)
                                     =============================================================== |  ===============

See accompanying notes.


                                          Quality Stores, Inc. and Predecessor

                               Consolidated Statements of Changes in Stockholder's Equity

                                                (In Thousands of Dollars)


                                                              Stock          Additional       Retained         Total
                                               Common        Warrant          Paid-In         Earnings     Stockholder's
                                               Stock        Outstanding       Capital         (Deficit)        Equity
                                          -------------------------------------------------------------------------------

Predecessor
Balances at November 2, 1996                     $106           $665          $  69,709        $19,583       $  90,063
Exercise of stock options                          --             --                252             --             252
Net loss                                           --             --                 --         (1,247)         (1,247)
                                          -------------------------------------------------------------------------------
Balances at March 26, 1997                       $106           $665          $  69,961        $18,336       $  89,068
                                          ===============================================================================

Successor
Initial capitalization of the Company
   after the Merger on March 27, 1997          $   --                         $  69,170      $    (738)      $  68,432
Net income                                         --                                --          1,365           1,365
Capital contribution from parent                   --                            49,750             --          49,750
                                          -----------------              ------------------------------------------------
Balances at November 1, 1997                       --                           118,920            627         119,547

Net income                                         --                                --          9,975           9,975
Capital contribution from parent                   --                               235             --             235
                                          -----------------              ------------------------------------------------
Balances at October 31, 1998                       --                           119,155         10,602         129,757

Net income                                         --                                --          1,485           1,485
                                                                         ------------------------------------------------
                                          ----------------
Balances at January 30, 1999                       --                           119,155         12,087         131,242

Net income                                         --                                --          3,163           3,163
Capital contribution from parent                   --                            91,764             --          91,764
Dividend to parent                                 --                            (1,542)            --          (1,542)
                                          ----------------               ------------------------------------------------
Balances at January 29, 2000                   $   --                          $209,377        $15,250        $224,627
                                          ================               ================================================


See accompanying notes.

                                                          F-6

                                          Quality Stores, Inc. and Predecessor

                                          Consolidated Statements of Cash Flows

                                                (In Thousands of Dollars)


                                                                   Successor                          |   Predecessor
                                          ----------------------------------------------------------- |  -------------
                                                           Period of                    Period of     |    Period of
                                          Fiscal year    three months   Fiscal year   seven months    |   five months
                                             ended           ended         ended          ended       |      ended
                                           January 29     January 30     October 31    November 1     |     March 26
                                              2000           1999           1998          1997        |       1997
                                          ----------------------------------------------------------- |  -------------
                                                                                                      |
                                                                                                      |
Operating activities                                                                                  |
Net income (loss)                          $   3,163       $   1,485    $   9,975       $   1,365     |     $  (1,247)
Adjustments to reconcile net income                                                                   |
   (loss) to net cash provided by (used                                                               |
   in) operating activities:                                                                          |
     Depreciation and amortization            13,713           1,317        5,221           2,716     |         1,490
     Amortization of intangibles               6,327           1,229        4,604           2,253     |           414
     Deferred income taxes                     4,397           1,234        6,417           1,871     |         1,328
     Changes in operating assets and                                                                  |
       liabilities:                                                                                   |
         Trade and other receivables           1,271             839        2,616            (871)    |           144
         Recoverable income taxes                                                                     |
           from parent                        (3,678)            789         (621)         (1,119)    |        (1,885)
         Inventory                             5,177          (9,609)       5,053           1,957     |       (11,894)
         Other current assets                    788             665          126             946     |          (924)
         Accounts payable                    (50,115)          2,065       10,307           1,895     |          1,468
         Other current liabilities               (21)         (1,666)      (6,478)          1,139     |        (1,524)
                                          ----------------------------------------------------------- |  -------------
Net cash provided by (used in)                                                                        |
   operating activities                      (18,978)         (1,652)      37,220          12,152     |       (12,630)
                                                                                                      |
Investing activities                                                                                  |
Purchases of property, improvements,                                                                  |
   and equipment                             (35,681)         (3,997)      (4,842)         (3,816)    |        (2,419)
Acquisition of Central Tractor Farm                                                                   |
   & Country, Inc. (Predecessor)                  --              --           --        (155,963)    |            --
Other business acquisitions, net of                                                                   |
   cash acquired                            (111,502)         (6,020)      (1,568)       (136,995)    |            --
Other                                          2,200            (538)         394             206     |        (1,348)
                                          ----------------------------------------------------------- |  -------------
Net cash used in investing activities       (144,983)        (10,555)      (6,016)       (296,568)    |        (3,767)




                                                                   Successor                          |   Predecessor
                                          ----------------------------------------------------------- |  -------------
                                                           Period of                    Period of     |     Period of
                                          Fiscal year    three months   Fiscal year   seven months    |   five months
                                             ended           ended         ended          ended       |      ended
                                           January 29     January 30     October 31    November 1     |     March 26
                                              2000           1999           1998          1997        |       1997
                                          ----------------------------------------------------------- |  -------------
                                                                                                      |
                                                                                                      |
Financing activities                                                                                  |
Borrowings under revolving line of                                                                    |
   credit                                  $ 401,696       $  91,180    $ 273,645       $ 206,106     |     $ 113,119
Repayments on revolving line of credit      (358,196)        (79,255)    (302,320)       (170,650)    |       (91,494)
Proceeds from issuance of long-term                                                                   |
   debt                                      221,309              --           --         155,000     |         8,000
Payments on long-term debt                   (88,147)         (1,500)      (3,000)         (8,000)    |       (16,000)
Payments on capitalized lease                                                                         |
   obligations                                  (284)            (45)        (171)           (101)    |           (69)
Proceeds from issuance of                                                                             |
   common stock and capital                                                                           |
   contributions                                  --              --          235         115,489     |           252
Cash of Central Tractor Farm &                                                                        |
   Country, Inc. at date of acquisition           --              --           --           1,220     |            --
Payment of dividend                           (1,542)             --           --              --     |            --
Deferred financing costs                      (4,990)             --           --          (8,764)    |             --
Other                                             --              --           --           1,494     |            --
                                          ----------------------------------------------------------- |  -------------
Net cash provided by (used in)                                                                        |
   financing activities                      169,846          10,380      (31,611)        291,794     |        13,808
                                          ----------------------------------------------------------- |  -------------
Net increase (decrease) in cash and cash                                                              |
   equivalents                                 5,885          (1,827)        (407)          7,378     |        (2,589)
                                                                                                      |
Cash and cash equivalents at beginning                                                                |
   of period                                   5,144           6,971        7,378              --     |         3,809
                                          ----------------------------------------------------------- |  -------------
Cash and cash equivalents at end of                                                                   |
   period                                  $  11,029       $   5,144    $   6,971       $   7,378     |     $   1,220
                                          =========================================================== |  =============
                                                                                                      |
Supplemental cash flow information                                                                    |
Interest payments                          $  28,124       $   1,941    $  19,838       $  10,294     |     $   1,746
Net income taxes paid                          4,504             225          355             327     |           412
Note payable issued in acquisition of                                                                 |
   Fisco Farm and Home                            --           1,084           --              --     |            --
Capital contribution of common stock                                                                  |
   received from parent used to                                                                       |
   consummate Quality Stores, Inc.                                                                    |
   acquisition                                91,764              --           --              --     |            --

See accompanying notes

                      Quality Stores, Inc. and Predecessor

                   Notes to Consolidated Financial Statements

                   Fiscal year ended January 29, 2000, period
                     of three months ended January 30, 1999,
                   fiscal year ended October 31, 1998, periods
                     of seven months ended November 1, 1997
                      and five months ended March 26, 1997

              (In Thousands of Dollars, Except Share and Par Value)


1.  Basis of Presentation and Acquisition of the Company

Quality Stores, Inc. (the Company), formerly known as Central Tractor Farm & Country, Inc., is a wholly-owned subsidiary of QSI Holdings, Inc. (QSI Holdings), formerly known as CT Holding, Inc., an affiliate of J. W. Childs Equity Partners, L.P. (Childs).

As a result of the acquisition of the Company discussed below, effective March 27, 1997, a new basis of accounting has been reflected in the Company's consolidated financial statements reflecting the fair values for the Company's assets and liabilities at that date (Successor). The consolidated financial statements of the Company for periods prior to March 27, 1997, are presented on the historical cost basis of accounting (Predecessor). A line has been placed in the financial statements to distinguish between the different basis of accounting used for the Predecessor and Successor periods.

On November 27, 1996, the Board of Directors of the Company approved, and the Company entered into, a merger agreement (the Merger Agreement) with Childs, QSI Holdings and its subsidiary, JWC Acquisition I, Inc., that provided for the acquisition of the Company by QSI Holdings in a two-stage transaction. The Merger Agreement provided that following the acquisition of all of the Company's common stock held by affiliates of Butler Capital Corporation (collectively
BCC), QSI Holdings' subsidiary would merge with and into the Company (the Merger) and QSI Holdings would acquire the remaining shares of common stock of the Company held by public shareholders. The Merger was completed on March 27, 1997.

Concurrent with the Merger closing, the Company consummated a public offering of $105.0 million aggregate principal amount of Senior Notes. The net proceeds from the offering and proceeds from common stock issued by QSI Holdings were used to pay the Merger consideration, repay certain outstanding borrowings, and pay fees and expenses of the acquisition.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


1.  Basis of Presentation and Acquisition of the Company (continued)

The acquisition of the Company was accounted for as a purchase. The purchase price for the common stock was $159.4 million, including related costs and expenses, of which $156.0 million was paid in cash and $3.4 million in common stock and stock options of QSI Holdings was issued. Transaction costs included $1.7 million paid to Childs in consideration for services regarding the planning, structuring and negotiation of the acquisition and related financings.

The purchase price was allocated to the tangible and intangible assets and the liabilities of the Company based on fair values as follows:

Accounts receivable and other assets                              $    9,990
Inventory                                                            124,284
Property, improvements, and equipment                                 25,387
Goodwill                                                              87,343
Bank line of credit                                                  (23,554)
Accounts payable and accrued expenses                                (51,809)
Long-term debt and capitalized lease obligations                      (9,442)
Deferred income taxes                                                 (2,806)
                                                              ----------------
                                                                    $159,393
                                                              ================

2.  Summary of Significant Accounting Policies

Principles of Consolidation and Business

The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

The Company  operates  nationally  in a single  business  segment  consisting of
agricultural   specialty  retail  stores  located   primarily  in  the  Midwest,
Northeast, and Southeast United States.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


2.  Summary of Significant Accounting Policies (continued)

Fiscal Year End

The Company currently operates on a 52 or 53-week fiscal year ending on the Saturday nearest to January 31. Prior to the fiscal year ended January 29, 2000, the Company operated on a 52 or 53-week fiscal year ending on the Saturday nearest to October 31. The three month transition period ended January 30, 1999 presented herein results from this change in fiscal years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Trade Receivables

The majority of the Company's sales are cash or credit card sales. Limited sales are made on account and the Company generally does not require collateral on such sales. Concentrations of credit risk with respect to trade receivables are limited due to the large number of the Company's customers and their geographic dispersion. The allowance for doubtful accounts is based on a current analysis of receivable delinquencies and historical loss experience.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


2.  Summary of Significant Accounting Policies (continued)

Inventory

Substantially all inventory is recorded at the lower of cost or market using the last in, first out (LIFO) method. The Company reviews its inventory for slow-moving, obsolete or otherwise unsalable items and records any estimated losses to be incurred as such inventory is identified. If the first in, first out method of inventory valuation had been used, inventories would have been approximately $6.0 million lower than reported at January 29, 2000, January 30, 1999, and October 31, 1998.

Property, Improvements, and Equipment

Property, improvements, and equipment are recorded on the basis of cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements from 10 to 39 years; leasehold improvements (not in excess of underlying lease terms) from 5 to 20 years; furniture and fixtures from 5 to 15 years; and automobiles and trucks from 3 to 10 years.

Certain long-term lease transactions have been accounted for as capital leases. The related assets are amortized on a straight-line basis over the lesser of their estimated useful life or the respective terms of the leases.

Goodwill and Other Intangibles

Goodwill is being amortized  utilizing the  straight-line  method over 40 years.
Other intangibles consist primarily of deferred financing costs that are amortized over the term of the related debt. The Company reviews the recoverability of unamortized amounts of intangibles annually and evaluates any related impairment based on an analysis of estimated undiscounted cash flows. Management has determined that no impairment of intangibles currently exists.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


2.  Summary of Significant Accounting Policies (continued)

Deferred Income Taxes

Deferred income tax assets and liabilities are determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expense or credit is based on the net change in deferred income tax assets and liabilities during the period.

Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, trade and other receivables, accounts payable, and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at the respective consolidated balance sheet dates, except for long-term debt which has an estimated fair value that is $8.4 million lower than its carrying value at January 29, 2000. Fair value was determined using quoted market prices for the Company's long-term debt and discounted cash flow analyses for all other instruments. The Company does not hold or issue financial instruments for trading purposes.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value and establishes accounting rules for changes in fair value that result from hedging activities. The Company currently engages in limited hedging activities that require use of derivative instruments and has not completed all of the complex analyses necessary to determine the effect of adopting SFAS No. 133 on its consolidated financial position or future results of operations.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


2.  Summary of Significant Accounting Policies (continued)

Interest Rate Cap Agreements

The fee paid in connection with interest rate cap agreements is being amortized over the term of the agreements. Any amounts to be received by the Company under the agreements are recognized in the period that they become known.

Revenue Recognition

Revenue is recognized at the point of purchase and payment by the customer for cash and credit card sales. Revenue associated with layaway merchandise is deferred until such time as full payment is received. Sales on account result in revenue at the time the related goods are released or shipped to the customer.

Catalogs, Sale Flyers, and Advertising Costs

The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The direct cost of printing and distributing sale flyers is deferred and amortized over the life of the flyer which is generally two weeks or less. Other advertising costs are expensed as incurred. Unamortized amounts relating to the costs of the annual catalog and periodic sale flyers were not significant at January 29, 2000, January 30, 1999, and October 31, 1998, respectively. Advertising expenses were $29.1 million, $3.9 million, $15.1 million, $7.8 million, and $3.3 million for fiscal 1999, the three-month period of 1999, fiscal 1998, and the seven-month and five-month periods of 1997, respectively.

Store Opening Costs

Direct costs incurred in setting up and opening new stores are expensed as incurred.

Reclassifications

Certain amounts previously reported in prior periods have been reclassified to conform with the presentation used in fiscal 1999.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


3.  Business Acquisitions

Quality Stores, Inc.

On May 7, 1999, Central Tractor Farm & Country, Inc. (CT) acquired Quality Stores, Inc. (Quality) in a transaction in which Quality was merged with and into CT. At the completion of the acquisition, the name of the surviving corporation was changed to Quality Stores, Inc. (the Company). In connection with the acquisition, the former shareholders and option holders of Quality received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of CT's parent company that was contributed to CT and had a value of $91.8 million. In addition, CT repaid $42.1 million in debt owed by Quality. The total purchase price for Quality, including $4.7 million of transaction expenses, was $208.0 million.

Quality, based in Muskegon, Michigan, has a strong retail presence in Michigan and Ohio and, at the time of the acquisition, operated 114 stores offering merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, workwear, and lawn and garden products.

The acquisition of Quality was accounted for as a purchase. The purchase price has been allocated to the tangible and intangible assets and the liabilities based on fair values as follows:

Accounts receivable and other assets                                $  12,693
Inventory                                                             135,692
Property, leaseholds and equipment                                     57,485
Deferred income taxes                                                   1,817
Goodwill                                                              163,969
Accounts payable and accrued expenses                                (121,504)
Long-term debt                                                        (42,109)
                                                              ------------------
                                                                     $208,043
                                                              ==================

In connection with the acquisition of Quality, the Company initiated a plan to relocate its corporate headquarters to Muskegon, Michigan. This plan included the closing of the CT headquarters in Des Moines, Iowa and the termination of certain CT employees. Liabilities of $4.0 million for estimated exit costs and $3.6 million for the cost of severance payments to terminated employees were recorded as of the plan's approval date. At January 29, 2000, $2.9 million of exit costs and $1.1 million of severance

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


3.  Business Acquisitions (continued)

payments had been incurred and charged against the respective liabilities. Other merger integration costs of $8.2 million (primarily store and computer system conversion costs) that were attributable to fiscal 1999 were expensed as incurred. The exit plan is expected to be completed during the first quarter of fiscal 2000.

Fisco Farm and Home

Effective December 31, 1998, the Company acquired substantially all assets and assumed certain liabilities of The H. C. Shaw Company, doing business as Fisco Farm and Home (Fisco), a chain of nine agricultural specialty retail stores, for $6.0 million in cash and a $1.1 million note payable over a four-year period.

The acquisition of Fisco was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values as follows:

Accounts receivable and other assets                                 $1,319
Inventory                                                             8,195
Leaseholds and equipment                                                756
Goodwill                                                              3,245
Accounts payable and accrued expenses                                (6,411)
                                                              ------------------
                                                                     $7,104
                                                              ==================

Country General, Inc.

Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. (Country General) for $138.6 million in cash, including $1.6 million related to post closing adjustments finalized during fiscal 1998. Country General operates a chain of 114 agricultural specialty retail stores. The Company funded the acquisition price in part from a $49.8 million cash equity contribution from its parent and bank debt.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


3.  Business Acquisitions (continued)

The acquisition of Country General was accounted for as a purchase. The final purchase price was allocated to the tangible and intangible assets and the liabilities based on fair value as follows:

Accounts receivable and other assets                              $    5,824
Inventory                                                             99,790
Property, leaseholds, and equipment                                   17,174
Goodwill                                                              51,775
Deferred income taxes                                                  9,229
Accounts payable and accrued expenses                                (45,229)
                                                              ------------------
                                                                    $138,563
                                                              ==================

The final purchase price allocation included reserves of $4.9 million for the estimated cost to close twelve acquired stores and $2.2 million for the cost of severance payments to identified employees in connection with the closing of Country General's corporate headquarters. As of October 31, 1998, the store closing process and the termination of employees at Country General's closed corporate headquarters had been completed. At January 29, 2000, January 30, 1999, and October 31, 1998, the remaining reserve for lease costs pertaining to closed stores was $2.2 million, $3.0 million, and $3.4 million, respectively.

The results of operations of Quality, Fisco, and Country General are included in the accompanying consolidated statements of income from the respective dates of purchase.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


3.  Business Acquisitions (continued)

Pro Forma Results of Operations

Pro forma results of operations presented below are based on the historical results of operations of the Company, adjusted to give effect to the acquisition of Quality described above and the debt financing arrangements relating to the acquisitions, as though this acquisition had occurred at the beginning of the periods presented. The acquisition of Fisco has not been included in the three-month period of 1999 and fiscal 1998 amounts below because its operating results would not materially affect the pro forma calculations.


                            Fiscal year     Period of three       Fiscal year
                               ended         months ended            ended
                             January 29       January 30           October 31
                                2000             1999                 1998
                         ------------------------------------------------------

Net sales                   $1,235,423         $285,282            $1,093,896
Operating income                46,375           15,303                49,711
Net income                       1,477            1,087                 5,051

4. Long-Term Debt

Long-term debt consists of the following obligations:

                                   January 29       January 30     October 31
                                      2000             1999           1998
                                  --------------------------------------------

10.625% Senior Notes               $   105,000        $105,000     $   105,000
Term loans                             216,900          45,500          47,000
Revolving credit obligations            87,500          44,000          32,075
Other notes payable                      1,281             843              --
                                  --------------------------------------------
                                       410,681         195,343         184,075
Less current portion                    22,127           4,500           3,000
                                  --------------------------------------------
                                   $   388,554        $190,843     $   181,075
                                  ============================================

                       Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


4.  Long-Term Debt (continued)

The Senior Notes mature on April 1, 2007, and may be redeemed beginning April 1, 2002 at a price of 105.3125% of the principal amount decreasing 1.77% annually thereafter until April 1, 2005 at which time they are redeemable at face value. Furthermore, notwithstanding the foregoing, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a price of 110% of the principal amount with the net cash proceeds of a public equity offering within 60 days of closing such an offering.

At January 29, 2000, the Company had a bank credit facility that allowed for borrowings up to $320.0 million, consisting of $220.0 million under two term loan facilities (Tranche A and B) of which $216.9 million was outstanding and a $100.0 million revolving credit facility under which $87.5 million was outstanding. On March 31, 2000, this credit facility was amended to increase total available borrowings to $374.6 million, including $214.6 million under the term loan facilities and $160.0 million of revolving credit debt (collectively, the "Amended Credit Facility").

The Tranche A term loan ($95.6 million) under the Amended Credit Facility is payable in quarterly installments of $5.0 million through October 31, 2004, while the Tranche B term loan ($119.0 million) has quarterly principal installments of $0.4 million through January 31, 2004 that increase to $9.6 million through January 31, 2005, and then to $15.1 million through April 30, 2006. The revolving credit debt is due in full on October 30, 2006. The Company is also required to make mandatory prepayments on the term loan facilities based on the Company's excess cash flow, as defined.

Borrowings under the Amended Credit Facility are secured by all assets of the Company and bear interest at the prime or eurodollar rates plus a margin (8.6% to 10% at January 29, 2000). The revolving credit debt is also subject to a 0.5% commitment fee on its unused portion.

The Company's long-term borrowing agreements contain covenants which require the Company to maintain certain financial ratios and also restricts, among other things, the payment of dividends, incurrence of additional debt, capital expenditures, mergers and acquisitions, and the disposition of assets.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


4.  Long-Term Debt (continued)

Commercial and standby letters of credit outstanding at January 29, 2000, January 30, 1999 and October 31, 1998, totaled $9.9 million, $6.3 million, and $6.7 million, respectively.

In fiscal 1999, the Company entered into interest rate cap agreements (the Cap Agreements) with a bank to reduce the impact of changes in interest rates on its floating term loan debt. The Cap Agreements have a notional amount of $105.0 million, mature in 2001 and cap the Eurodollar rate on the notional amount at 7%, plus the applicable margin. The Company is exposed to interest rate risk in the event of nonperformance by the counterparty to the Cap Agreements; however, the Company does not anticipate nonperformance by the bank.

5. Leases

The Company has entered into certain long-term capital lease agreements for the use of warehouses, certain retail store facilities and computer equipment. The net carrying value of the assets recorded under capital leases was $0.8 million, $1.0 million, and $0.6 million at January 29, 2000, January 30, 1999, and October 31, 1998, respectively.

The Company also has entered into certain noncancelable operating leases for the use of real estate, automobiles and trucks, and office equipment. Aggregate rental expense for operating leases amounted to $23.6 million, $3.9 million, $16.2 million, $9.3 million, and $4.1 million for fiscal 1999, the three-month period of 1999, fiscal 1998, and the seven-month and five-month periods of 1997, respectively.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


5. Leases (continued)

At January 29, 2000, future minimum rental payments due under all noncancelable leases with a term greater than one year are as follows:

                                               Capital          Operating
                                               Leases             Leases
                                              -----------------------------

Fiscal 2000                                     $   442          $  28,606
Fiscal 2001                                         442             21,658
Fiscal 2002                                         442             16,887
Fiscal 2003                                         243             13,864
Fiscal 2004                                          93              9,435
Thereafter                                           45             14,766
                                              -----------------------------
Total minimum lease payments                      1,707           $105,216
                                                               ============
Less amount representing interest                   360
                                              --------------
Present value of minimum lease payments           1,347
Less current portion                                244
                                              --------------
                                                 $1,103
                                              ==============

6.  Stock Options

QSI Holdings has stock option arrangements with various officers and other members of Company management which are accounted for under the provisions of APB Opinion No. 25 and related interpretations. No compensation expense has been recognized by QSI Holdings or the Company in connection with these stock option arrangements because the fair market value of the underlying stock award on the measurement date equals the exercise price of the related options.

Under SFAS No. 123, certain pro forma information is required as if QSI Holdings had accounted for stock options under the alternative fair value method and the resulting compensation expense was recorded by the Company. Pro forma net income of the Company under the alternative fair value method for fiscal 1999, the three-month period of 1999, and fiscal 1998 is $2.9 million, $1.4 million, and $9.7 million, respectively. Pro forma results for the seven-month period of 1997 would not have differed from amounts reported because no stock option compensation expense would have been recognized during that period.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


7.  Income Taxes

The Company's results of operations are included in the consolidated income tax returns of its parent. Income tax expense (credit) included in the consolidated statements of income have been calculated as if the Company filed a separate return.

The components of income tax expense (credit) are as follows:

                                              Successor                                |     Predecessor
                ---------------------------------------------------------------------- |  ----------------
                   Fiscal year    Period of three    Fiscal year     Period of seven   |   Period of five
                     ended         months ended         ended         months ended     |    months ended
                   January 29       January 30        October 31       November 1      |      March 26
                      2000             1999              1998             1997         |        1997
                ---------------------------------------------------------------------- |  ----------------
Current:                                                                               |
   Federal           $ 1,082         $   234           $    --           $   148       |       $(1,541)
   State                 755              --               200                38       |          (421)
                ---------------------------------------------------------------------- |  ----------------
                       1,837             234               200               186       |        (1,962)
Deferred               4,397           1,234             8,200             1,871       |         1,328
                ---------------------------------------------------------------------- |  ----------------
                     $ 6,234         $ 1,468           $ 8,400           $ 2,057       |       $  (634)
                ====================================================================== |  ================


A reconciliation of the Company's income tax expense (credit) to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows:

                                                    Successor                                |     Predecessor
                      ---------------------------------------------------------------------- |  ----------------
                         Fiscal year    Period of three    Fiscal year     Period of seven   |   Period of five
                           ended         months ended         ended         months ended     |    months ended
                         January 29       January 30        October 31       November 1      |      March 26
                            2000             1999              1998             1997         |        1997
                      ---------------------------------------------------------------------- |  ----------------
Income tax at federal                                                                        |
   statutory rate       $ 3,195             $ 1,004         $ 6,248           $ 1,163        |      $  (639)
                                                                                             |
State income taxes,                                                                          |
   net of federal           873                 194           1,214               306        |          (79)
   income tax effect                                                                         |
Nondeductible                                                                                |
   goodwill               1,742                 192             766               391        |           72
   amortization                                                                              |
Other, net                  424                  78             172               197        |           12
                      ---------------------------------------------------------------------- |  ----------------
                        $ 6,234             $ 1,468         $ 8,400           $ 2,057        |      $  (634)
                      ====================================================================== |  ================


                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)

7. Income Taxes (continued)

Significant components of the Company's deferred income tax liabilities and assets are as follows:

                                               January 29     January 30     October 31
                                                  2000           1999           1998
                                              -----------------------------------------

Deferred income tax liabilities:
   Tax over book depreciation                  $ (5,732)      $ (3,457)      $ (3,392)
   Cost basis differences in inventory due
      to LIFO and uniform capitalization        (14,123)        (6,411)        (5,623)
   Other                                         (1,271)        (1,128)          (742)
                                              -----------------------------------------
Total deferred income tax liabilities           (21,126)       (10,996)        (9,757)

Deferred income tax assets:
   Net operating loss carryforward                  372          1,325          1,105
   Capital loss carryforward                         --            920            920
   Alternative minimum tax credit
      carryforward                                  750             --             --
   Accounts receivable and inventory
      valuation allowances                        2,667          2,232          2,274
   Compensation and employee benefit
      accruals                                    2,259          1,320          1,319
   Accrued store closing costs                    2,551          1,209          1,374
   Insurance and other reserves                   4,439             --             --
   Other                                          1,109            511            520
                                              -----------------------------------------
                                                 14,147          7,517          7,512
   Less valuation allowance for capital loss
     carryforward                                    --           (920)          (920)
                                              -----------------------------------------
Total deferred income tax assets                 14,147          6,597          6,592
                                              -----------------------------------------
Net deferred income tax liabilities            $ (6,979)      $ (4,399)      $ (3,165)
                                              =========================================

The Company has a net  operating  loss  carryforward  of $0.9  million that will expire in 2011. The alternative minimum tax credit carryforward is available indefinitely to offset future income taxes payable. The capital loss carryforward expired in fiscal 1999.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


8.  Profit Sharing Plan

The Company has a profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for discretionary employer contributions and allows voluntary participant contributions. The Company recognized expense in connection with this plan of $1.0 million, $0.2 million, $0.7 million, and $0.1 million for fiscal 1999, the three-month period of 1999, and the seven-month and five-month periods of 1997, respectively. No profit sharing expense was recognized in fiscal 1998.

9.  Transactions with Related Parties

For fiscal 1999, the three-month period of 1999, fiscal 1998, and the seven-month period of 1997, Childs was paid a management and consulting services fee of $0.2 million, $0.1 million, $0.2 million and $0.1 million, respectively, under a five-year agreement that is renewable annually thereafter. In addition, during fiscal 1999, the three-month period of 1999 and fiscal 1998, Fenway Partners, a stockholder of QSI Holdings, was paid a quarterly management fee of $0.03 million.

The Company purchases inventory from two suppliers that are controlled by stockholders of QSI Holdings. Purchases from these suppliers aggregated approximately $21.6 million, $1.4 million, $5.0 million and $6.1 million for fiscal 1999, the three-month period of 1999, fiscal 1998, and the combined seven-month and five-month periods of 1997, respectively.

In February 2000, the Company sold the land, buildings, and certain fixtures and equipment for three stores to be opened in fiscal 2000 to a company owned and managed by certain of the Company's executive officers. The sales price of $7.0 million was equal to the Company's cost for the assets. The Company then entered into a twelve-year lease agreement with this same company for the use of these stores. The total minimum lease payments under the lease agreements range from $0.8 million in fiscal 2000 to $1.0 million in fiscal 2011.

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


10.  Guarantee of Senior Notes

The Senior Notes described in Note 4 are guaranteed jointly and severally, fully, and unconditionally by each of the Company's wholly owned subsidiaries. Summarized financial information for the Company's wholly owned subsidiaries that guarantee the Senior Notes is as follows:

                                            January 29      January 30       October 31
                                               2000            1999             1998
                                           --------------------------------------------
Balance sheet data
Current assets:
   Trade and other receivables               $  6,654        $  2,742        $  3,437
   Inventory                                  233,771         106,674         104,777
   Other current assets                        14,674           2,257           3,569
                                           --------------------------------------------
Total current assets                          255,099         111,673         111,783

Property, improvements, and equipment, net     94,988          15,390          15,598
Other noncurrent assets, principally
    goodwill and other intangibles            211,094          51,735          52,170
                                           --------------------------------------------
                                             $561,181        $178,798        $179,551
                                           ============================================

Current liabilities, principally accounts
    payable accrued expenses                 $122,848        $ 26,912        $ 28,159
Noncurrent liabilities, principally
    amounts due to affiliates                 275,019           6,613           5,262
Stockholder's equity                          163,314         145,273         146,130
                                           --------------------------------------------
                                             $561,181        $178,798        $179,551
                                           ============================================

                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)


10.  Guarantee of Senior Notes (continued)

                                                               Period of
                                         Fiscal Year          three months     Fiscal year
                                            ended                ended            ended
                                          January 29          January 30        October 31
                                             2000                1999              1998
                                         ---------------------------------------------------
Income statement data
Net sales                                 $ 694,418          $  63,914          $ 257,342
Cost of sales                               491,579             45,469            178,918
                                         ---------------------------------------------------
Gross profit                                202,839             18,445             78,424

Selling, general, and administrative
  and other expenses                        175,399             13,961             53,151
                                         ---------------------------------------------------
Operating income                             27,440              4,484             25,273
Interest expense                             20,083              2,167              9,167
                                         ---------------------------------------------------
Income before income taxes                    7,357              2,317             16,106
Income taxes                                  5,418                972              6,488
                                         ---------------------------------------------------
Net income                                $   1,939          $   1,345          $   9,618
                                         ===================================================

Cash flow data
Net cash flows provided by (used in):
  Operating activities                    $  (9,598)         $    (743)         $   2,586
  Investing activities, principally
    capital expenditures                    (23,713)              (112)            (3,575)
  Financing activities, principally
    change in amounts due to affiliates      39,465              1,355             (5,192)


                      Quality Stores, Inc. and Predecessor

              (In Thousands of Dollars, Except Share and Par Value)



11.  Quarterly Results of Operations (Unaudited)

The following is a tabulation of the Company's unaudited quarterly results of operations for fiscal 1999 and 1998:

                                             First           Second           Third           Fourth
                                            Quarter         Quarter           Quarter         Quarter
                                          -------------------------------------------------------------
Fiscal year ended January 29, 2000
Net sales                                 $ 159,136        $ 330,830        $ 287,085         $ 314,970
Gross profit                                 47,227           96,153           84,336            89,850
Operating income                              7,897           17,329            6,982            11,826
Net income (loss)                               997            4,376           (2,400)              190
Ratio of earnings to fixed charges             1.4x             1.8x             0.8x              1.1x

Fiscal year ended October 31, 1998
Net sales                                 $ 144,393        $ 143,717        $ 167,859         $ 131,226
Gross profit                                 41,619           42,501           51,146            41,750
Operating income                              6,659            8,168           15,696             8,318
Net income                                      590            1,375            6,597             1,413
Ratio of earnings to fixed charges             1.2x             1.4x             3.1x              1.6x


                                   SCHEDULE II

                              QUALITY STORES, INC.

                        Valuation and Qualifying Accounts



                                                               Allowance For
                                                             Trade Receivables
                                                            -------------------

Balance at November 2, 1996                                     $   (50,000)
  Credited to expense                                                 4,700
                                                                -----------

Balance at March 26, 1997                                           (45,300)
  Debited to expense                                                (54,436)
  Write-off of uncollectible accounts                                49,736
  Acquired from Country General, Inc.                              (336,000)
                                                                -----------

Balance at November 1, 1997                                        (386,000)
  Debited to expense                                               (174,279)
  Write-off of uncollectible accounts                               174,279
                                                                -----------

Balance at October 31, 1998                                        (386,000)
  Debited to expense                                                (24,365)
  Write-off of uncollectible accounts                                24,365
                                                                -----------

Balance at January 30, 1999                                        (386,000)
  Debited to expense                                               (585,954)
  Write-off of uncollectible accounts                               272,407
  Acquired from Quality Stores, Inc.                               (575,453)
                                                                -----------

Balance at January 29, 2000                                     $(1,275,000)
                                                                ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUALITY STORES, INC.


DATED:  April 28, 2000                  By:   /s/ James T. McKitrick
                                              James T. McKitrick, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED:  April 28, 2000

/s/ James T. McKitrick          President and Chief Executive Officer, Director
James T. McKitrick              (Principal Executive Officer)

/s/ Denny L. Starr              Senior Vice-President, Finance and Chief
Denny L. Starr                  Financial Officer (Principal Financial and
                                Accounting Officer)

/s/ Alan L. Fansler             Executive Vice-President and Chief Operating
Alan L. Fansler                 Officer, Director

______________________          Director
John W. Childs

/s/ Steven G. Segal             Director
Steven G. Segal

______________________          Director
Adam L. Suttin

/s/ David C. Bliss              Chairman of the Board, Director
David C. Bliss

/s/ Jerry D. Horn               Director
Jerry D. Horn

______________________          Director
Jeffrey B. Swartz

/s/ William E. Watts            Director
William E. Watts

/s/ Habib Y. Gorgi              Director
Habib Y. Gorgi

/s/ Peter Lamm                  Director
Peter Lamm

/s/ Richard C. Dresdale         Director
Richard C. Dresdale

______________________          Director
John L. Hilt

/s/ G. Dean Longnecker          Executive Vice-President, Integration, Director
G. Dean Longnecker