Form 10-Q
period 2000-04-29
QUALITY STORES INC
filed 2000-06-13
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  X                 SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended April 29, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2000: 100. All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.

                                           QUALITY STORES, INC.
                                                  INDEX

                                                                                                     PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed consolidated balance sheets, April 29, 2000 (unaudited)
          and January 29, 2000 (audited)...............................................................3

          Condensed  consolidated  statements of operations  (unaudited)
          for the three months ended April 29, 2000 and the three
          months ended May 1, 1999.....................................................................4

          Condensed consolidated statements of cash flows (unaudited) for the three months ended April 29, 2000 and May 1, 1999............................................5

          Notes to condensed consolidated financial statements (unaudited).............................6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
          QUALITY STORES, INC..........................................................................9


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................................................12

ITEM 2.   CHANGES IN SECURITIES.......................................................................12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................................................12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................12

ITEM 5.   OTHER INFORMATION...........................................................................12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................................12

INDEX TO EXHIBITS ....................................................................................14

 Exhibit 10.1  Second Amended and Restated Credit Agreement, dated as of May 7,
               1999, as amended by Amendment No. 1, dated as of March 31, 2000
 Exhibit 12    Statement Re:  Computation of Ratio of Earnings to Fixed Charges
 Exhibit 27    Financial Data Schedule (electronic copy only)
 Exhibit 99    Important Factors Regarding Forward-Looking Statements

QUALITY STORES, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)



                                                                               April 29,          January 29,
                                                                                2000                 2000
                                                                              ----------          -----------
                                                                             (Unaudited)           (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  4,915            $ 11,029
   Trade receivables, net                                                         9,575               7,742
   Inventory                                                                    456,981             365,383
   Other                                                                         14,360              10,235
                                                                               --------            --------
Total current assets                                                            485,831             394,389
Property, improvements, and equipment, net                                      129,751             123,467
Goodwill, net                                                                   291,410             293,895
Other assets                                                                     12,747              10,712
                                                                               --------            --------
Total assets                                                                   $919,739            $822,463
                                                                               ========            ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                            $193,638            $124,012
   Accrued expenses and other liabilities                                        38,326              56,102
   Current portion of long-term debt and capital lease obligations               22,320              22,371
                                                                               --------            --------
Total current liabilities                                                       254,284             202,485
Long-term debt, less current portion                                            439,105             388,554
Other long-term liabilities                                                       6,734               6,797
                                                                               --------            --------
Total liabilities                                                               700,123             597,836

Stockholder's equity:
   Common stock, $.01 par value:  authorized shares-3,000; issued and
     outstanding shares-100 (wholly owned by QSI Holdings, Inc.)                     --                  --
   Additional paid-in capital                                                   209,377             209,377
   Retained earnings                                                             10,239              15,250
                                                                               --------            --------
Total stockholder's equity                                                      219,616             224,627
                                                                               --------            --------
Total liabilities and stockholder's equity                                     $919,739            $822,463
                                                                               ========            ========




See accompanying notes to condensed consolidated financial statements.

QUALITY STORES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Ratio)
                                                        Three Months Ended
                                                   ---------------------------
                                                    April 29,         May 1,
                                                      2000             1999
                                                   -----------      ----------

Net sales                                           $ 274,256        $ 159,136
Cost of sales                                         196,178          111,909
                                                    ---------        ---------
Gross profit                                           78,078           47,227

Selling, general, and administrative expense           70,717           38,345
Merger integration expenses                             1,822               --
Amortization of intangibles                             2,199              985
                                                    ---------        ---------
Operating income                                        3,340            7,897

Interest expense                                       10,722            5,475
                                                    ---------        ---------
Income (loss) before income taxes                      (7,382)           2,422
Income taxes (credit)                                  (2,371)           1,425
                                                    ---------        ---------
Net income (loss) and comprehensive income (loss)   $  (5,011)       $     997
                                                    =========        =========

Ratio (deficiency) of earnings to fixed charges     $  (7,382)           1.4 x
                                                    =========        =========


See accompanying notes to condensed consolidated financial statements.

QUALITY STORES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                                                Three Months Ended
                                                                            ---------------------------
                                                                             April 29,          May 1,
                                                                                2000            1999
                                                                            ----------        ---------
Operating Activities
Net income (loss)                                                           $ (5,011)         $    997
Adjustments to reconcile net income to net cash used in operations:
     Depreciation and amortization                                             7,309             2,705
     Changes in operating assets and liabilities                             (45,706)          (19,881)
                                                                            --------          --------
Net cash used in operating activities                                        (43,408)          (16,179)

Investing Activities
Purchases of property, improvements, and equipment                           (19,094)           (4,279)
Acquisitions                                                                      --            (3,426)
Other, net                                                                     7,986                42
                                                                            --------          --------
Net cash used in investing activities                                        (11,108)           (7,663)

Financing Activities
Net borrowings under line of credit                                           53,650            29,675
Payments on long-term debt                                                    (3,150)               --
Other, net                                                                    (2,098)              (47)
                                                                            --------          --------
Net cash provided by financing activities                                     48,402            29,628

Net increase (decrease) in cash and cash equivalents                          (6,114)            5,786
Cash and cash equivalents at beginning of period                              11,029             5,144
                                                                            --------          --------
Cash and cash equivalents at end of period                                  $  4,915          $ 10,930
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

On August 17, 1999, the Board of Directors of the Company determined to change the Company's fiscal year. The Company's fiscal year will now end on the Saturday closest to January 31. It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 ("Form 10-K").

NOTE 2. ACQUISITIONS

On May 7, 1999, the Company acquired Quality Stores, Inc., ("Quality Stores") in a transaction in which Quality Stores was merged with and into the Company (the "Merger"). In connection with the Merger, the former shareholders and option holders of Quality Stores received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of Holdings. In connection with the Merger, the Company also repaid approximately $42.1 million in debt owed by Quality Stores. The total purchase price for Quality Stores, including $4.7 million of transaction expenses, was $208.0 million.

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
                                                                ========


NOTE 3. PRO FORMA RESULTS

The pro forma results of operations presented below are based on the historical financial statements of the Company included in this Form 10-Q, adjusted to give effect to: (i) the acquisition of Quality Stores by the Company and (ii) the debt financing arrangements executed in connection with the acquisition of Quality Stores, as though these transactions had occurred on January 31, 1999.

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


          Pro Forma Results of Operations
          (In Thousands)
                                                           Three Months
                                                               Ended
                                                            May 1, 1999
                                                           -------------

        Net Sales                                           $  289,018
        Operating Income                                         8,667
        Net (loss) income                                       (1,305)
        Ratio (deficiency) of earnings to fixed charges           (811)

NOTE 4.  AMENDED CREDIT FACILITY

On May 7, 1999, the Company amended its bank credit facility to allow for borrowings up to $320.0 million, consisting of $220.0 million under two term loan facilities (Tranche A and B) and a $100.0 million revolving credit facility. On March 31, 2000, this credit facility was further amended to increase total available borrowings to $374.6 million, including $214.6 million under the term loan facilities and $160.0 million of revolving credit debt (collectively, the Amended Credit Facility). The amendment also added provisions for seasonal "clean down" periods for the revolving credit facility and amended certain covenants.

The Tranche A term loan under the Amended Credit Facility is payable in quarterly installments of $5.0 million through October 31, 2004, while the Tranche B term loan has quarterly principal installments of $0.4 million through January 31, 2004, that increase to $9.6 million through January 31, 2005, and then to $15.1 million through April 30, 2006. The revolving credit debt is due in full on October 30, 2006. The Company is also required to make mandatory prepayments on the term loan facilities based on the Company's excess cash flow, as defined.

Borrowings under the Amended Credit Facility are secured by all assets of the Company and bear interest at the prime or eurodollar rates plus a margin. The revolving credit agreement is also subject to a 0.5% commitment fee on its unused portions. The Amended Credit Facility contains certain covenants which require the Company to maintain certain financial ratios and also restricts, among other things, the payment of dividends, incurrence of additional debt, capital expenditures, mergers and acquisitions, and the disposition of assets.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter of Fiscal 2000 Compared to First Quarter of Fiscal 1999

Net sales for the first quarter of fiscal 2000 were $274.3 million, an increase of $115.2 million, or 72.4%, as compared to net sales for the first quarter of fiscal 1999 of $159.1 million. This increase was primarily due to sales from stores acquired in the Quality Stores acquisition in May 1999 and new stores opened since the end of the first quarter of fiscal 1999, offset by a decrease in comparable store sales and stores closed during fiscal 1999. Comparable store sales, including comparable stores acquired in the Quality Stores acquisition during 1999, decreased 8.9% in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The decrease was primarily the result of cold, wet weather conditions during the month of April 2000 in the Company's markets as well as unusually high sales of generators during fiscal 1999 related to preparations for potential "year 2000" problems.

Gross profit for the first quarter of fiscal 2000 was $78.1 million, an increase of $30.9 million or 65.5%, as compared to $47.2 million for the first quarter of fiscal 1999, principally as a result of the margin on the increase in net sales discussed above. Gross profit as a percentage of net sales decreased to 28.5% for the first quarter of fiscal 2000, as compared to 29.7% for the first quarter of fiscal 1999. The decrease in gross profit percentage is attributable to sales derived from Quality Stores, which historically operated at a lower margin than those experienced by the Company prior to the acquisition. These margins are expected to improve with the completion of the integration of the acquisition.

Selling, general and administrative (SGA) expenses for the first quarter of fiscal 2000 were $70.7 million, an increase of $32.4 million, or 84.6%, as compared to the first quarter of fiscal 1999. This increase is due to the expenses related to the stores acquired from Quality Stores during fiscal 1999 and the expenses related to the new stores opened since the end of the first quarter of fiscal 1999. SGA expenses as a percentage of net sales were 25.8% for the first quarter of fiscal 2000 as compared to 24.1% for the first quarter of fiscal 1999, due principally to the decrease in comparable store sales and higher expenses as a percentage of sales in the new stores opened since the end of the first quarter of fiscal 1999.

Merger and integration expenses were $1.8 million during the first quarter of fiscal 2000. The merger integration expenses relate to the costs associated with the merger of Quality Stores into the Company. The merger of Quality Stores into the Company was substantially complete at the end of the first quarter of fiscal 2000, and management expects any additional merger integration expenses will be minimal.

Amortization of intangibles increased to $2.2 million for the first quarter of fiscal 2000, as compared to $1.0 million for the first quarter of fiscal 1999. The increase is due to the amortization of goodwill recognized as part of the Quality Stores acquisition.

Operating income for the first quarter of fiscal 2000 was $3.3 million, a decrease of $4.6 million, or 58.2%, as compared to $7.9 million for the first quarter of fiscal 1999. Operating income as a percentage of net sales decreased to 1.2% for the first quarter of fiscal 2000 from 5.0% for the first quarter of fiscal 1999. The decrease was the result of the factors discussed above.

Interest expense increased to $10.7 million for the first quarter of fiscal 2000, as compared to $5.5 million for the first quarter of fiscal 1999. The increase is due principally to additional borrowings used to finance the acquisition of Quality Stores as well as an increase in average interest rates between years.

Income taxes for the first quarter of fiscal 2000 were a credit of $2.4 million, compared to a $1.4 million provision for the first quarter of fiscal 1999. First quarter income taxes as a percentage of pretax earnings (loss) were 32.1% in 2000, compared to 58.8% in 1999. Goodwill amortization, which is not deductible for income tax purposes, has a significant effect on the Company's effective income tax rate.

Net loss for the first quarter of fiscal 2000 was $5.0 million, as compared net income of $1.0 million for the first quarter of fiscal 1999, as a result of the factors discussed above.


Amended Credit Facility

On March 31, 2000, the Company's Amended Credit Facility was further amended to increase total available borrowings to $374.6 million, including $214.6 million under the term loan facilities and $160.0 million of revolving credit debt. The amendment also added provisions for seasonal "clean down" periods for the revolving credit facility and amended certain covenants.

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

On April 29, 2000, the Company had working capital of $231.5 million, a $39.6 million increase from working capital of $191.9 million on January 29, 2000. This increase resulted primarily from a $91.6 million aggregate increase in the Company's inventory, partially offset by a $51.9 million increase in accounts payable and accrued expenses. The increases in the Company's accounts payable and inventory are due primarily to the Company's new store expansion program for fiscal 2000 and the normal seasonal inventory increase in anticipation of its spring selling season.

Net cash used in operating activities was $43.4 million for the three months ended April 29, 2000. This was a increase of $27.2 million from the three months ended May 1, 1999, during which $16.2 million of cash was used in operating activities. This increase resulted primarily from an increase in inventory during the first three months of fiscal 2000 as compared to a smaller increase during the same period in the prior year. The Company's capital expenditures were $19.1 million and $4.3 million for the three months ended April 29, 2000, and May 1, 1999, respectively. The increase is primarily attributable to the Company's new store expansion program and merger-related capital expenditures in fiscal 2000.

The Company anticipates that its principal uses of cash in the foreseeable future will be working capital requirements, debt service requirements, and capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Amended Credit Facility, will be adequate to meet its anticipated requirements for working capital, and debt service through fiscal 2000. The Company expects that if it were to pursue further significant acquisitions, it would arrange prior to the acquisitions any additional debt or equity financing required to fund the acquisitions. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing or to reduce its capital spending. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.


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

                              QUALITY STORES, INC.

                           PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS...............................................None

ITEM 2.   CHANGES IN SECURITIES...........................................None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.................................None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............None

ITEM 5.   OTHER INFORMATION...............................................None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS - See Index to Exhibits Included Elsewhere Herein

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  6-13-00                     QUALITY STORES, INC.



                                   /s/ Denny L. Starr
                                   Denny L. Starr
                                   Senior Vice-President, Finance and
                                   Chief Financial Officer

                              QUALITY STORES, INC.

                                INDEX TO EXHIBITS


EXHIBIT 10.1 Second Amended and Restated Credit Agreement, dated as of May 7, 1999, as amended by Amendment No. 1, dated as of March 31, 2000

EXHIBIT 12     Statement Re:  Computation of Ratio of Earnings of Fixed Charges

EXHIBIT 27     Financial Data Schedule (electronic copy only)

EXHIBIT 99     Important Factors Regarding Forward-Looking Statements