Form 10-Q
period 2000-07-29
QUALITY STORES INC
filed 2000-09-12
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 29, 2000

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 2000: 100. --- All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.


                              QUALITY STORES, INC.
                                      INDEX

                                                                                                            PAGE

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed consolidated balance sheets, July 29, 2000 (unaudited)
                  and January 29, 2000 (audited) ..............................................................3

                  Condensed consolidated statements of operations (unaudited) for the three months and six months ended July 29, 2000, and July 31, 1999 ..........................4

                  Condensed consolidated statements of cash flows (unaudited) for the three months and six months ended July 29, 2000, and July 31, 1999...........................5

                  Notes to condensed consolidated financial statements (unaudited).............................6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
                  QUALITY STORES, INC..........................................................................9


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS...........................................................................13

ITEM 2.           CHANGES IN SECURITIES.......................................................................13

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.............................................................13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................13

ITEM 5.           OTHER INFORMATION...........................................................................13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................................................13

INDEX TO EXHIBITS.............................................................................................15
                  Exhibit 12     Statement Re:  Computation of Ratio of Earnings to Fixed Charges
                  Exhibit 27     Financial Data Schedule (electronic copy only)
                  Exhibit 99     Important Factors Regarding Forward-Looking Statements


QUALITY STORES, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)



                                                                           July 29,     January 29,
                                                                            2000           2000
                                                                         -----------    -----------
                                                                         (Unaudited)     (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                               $ 12,138       $ 11,029
  Trade receivables, net                                                    12,959          7,742
  Inventory                                                                442,960        365,383
  Other                                                                      7,809         10,235
                                                                          --------       --------
Total current assets                                                       475,866        394,389
Property, improvements, and equipment, net                                 138,009        123,467
Goodwill, net                                                              290,100        293,895
Other assets                                                                11,576         10,712
                                                                          --------       --------
Total assets                                                              $915,551       $822,463
                                                                          ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                        $186,658       $124,012
  Accrued expenses and other liabilities                                    36,633         56,102
  Current portion of long-term debt and capital lease obligations           21,836         22,371
                                                                          --------       --------
Total current liabilities                                                  245,127        202,485
Long-term debt, less current portion                                       434,204        388,554
Other long-term liabilities                                                  6,661          6,797
                                                                          --------       --------
Total liabilities                                                          685,992        597,836

Stockholder's equity:
  Common stock, $.01 par value: authorized shares-3,000; issued and outstanding shares-100 (wholly owned by QSI Holdings, Inc.)
  Additional paid-in capital                                               211,377        209,377
  Retained earnings                                                         18,182         15,250
                                                                          --------       --------
Total stockholder's equity                                                 229,559        224,627
                                                                          --------       --------
Total liabilities and stockholder's equity                                $915,551       $822,463
                                                                          ========       ========



See accompanying notes to condensed consolidated financial statements.

                                      -3-


QUALITY STORES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Ratio)

                                                            Three Months Ended
                                                      ----------------------------
                                                      July 29,            July 31,
                                                       2000                 1999
                                                      ---------           --------

Net sales                                             $331,690            $330,830
Cost of sales                                          231,996             234,677
                                                      --------            --------
Gross profit                                            99,694              96,153

Selling, general, and administrative expense            70,967              69,320
Merger integration expenses                                 29               7,639
Amortization of intangibles                              2,186               1,865
                                                      --------            --------
Operating income                                        26,512              17,329

Interest expense                                        11,508               9,079
                                                      --------            --------
Income before income taxes                              15,004               8,250
Income taxes                                             7,061               3,874
                                                      --------            --------
Net income and comprehensive income                   $  7,943            $  4,376
                                                      ========            ========

Ratio of earnings to fixed charges                       2.1 x               1.8 x
                                                      ========            ========

                                                           Six Months Ended
                                                      ----------------------------
                                                      July 29,            July 31,
                                                       2000                 1999
                                                      ---------           --------

Net sales                                             $605,946            $489,966
Cost of sales                                          428,174             346,586
                                                      --------            --------
Gross profit                                           177,772             143,380

Selling, general, and administrative expense           141,684             107,665
Merger integration expenses                              1,851               7,639
Amortization of intangibles                              4,385               2,850
                                                      --------            --------
Operating income                                        29,852              25,226

Interest expense                                        22,230              14,554
                                                      --------            --------
Income before income taxes                               7,622              10,672
Income taxes                                             4,690               5,299
                                                      --------            --------
Net income and comprehensive income                   $  2,932            $  5,373
                                                      ========            ========

Ratio of earnings to fixed charges                       1.3 x               1.6 x
                                                      ========            ========


See accompanying notes to condensed consolidated financial statements.

                                      -4-


QUALITY STORES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                                            Six Months Ended
                                                                      -----------------------------
                                                                       July 29,           July 31,
                                                                         2000               1999
                                                                      ----------         ----------
Operating Activities
Net income                                                            $   2,932          $   5,373
Adjustments to reconcile net income to net cash used in operations:
   Depreciation and amortization                                         14,739              8,833
   Changes in operating assets and liabilities                          (37,191)           (48,275)
                                                                      ---------          ---------
Net cash used in operating activities                                   (19,520)           (34,069)

Investing Activities
Purchases of property, improvements, and equipment                      (32,596)            (8,342)
Acquisitions                                                                 --           (117,369)
Other, net                                                                7,200                278
                                                                      ---------          ---------
Net cash used in investing activities                                   (25,396)          (125,433)

Financing Activities
Dividend to parent                                                           --             (1,061)
Net borrowings under line of credit                                      48,450             37,650
Proceeds from issuance of long-term debt                                     --            220,000
Payments on long-term debt                                               (3,335)           (89,406)
Other, net                                                                  910            (10,684)
                                                                      ---------          ---------
Net cash provided by financing activities                                46,025            156,499

Net increase (decrease) in cash and cash equivalents                      1,109             (3,003)
Cash and cash equivalents at beginning of period                         11,029              5,144
                                                                      ---------          ---------
Cash and cash equivalents at end of period                            $  12,138          $   2,141
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

The acquisition of Quality Stores has been accounted for as a purchase and the results of operations of Quality Stores has been included in the consolidated financial statements from the date of purchase. The estimated cost of the acquisition over the estimated fair value of the underlying tangible net assets is as follows (in thousands):

       Cost of acquiring Quality Stores capital stock              $    208,043

       Fair value of underlying tangible net assets acquired             44,074
                                                                      ----------

       Excess of cost of acquisition over the allocated fair
       value of the underlying tangible net assets                 $    163,969
                                                                      ==========


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


Pro Forma Results of Operations
-------------------------------
(In Thousands)
                                       Three Months Ended     Six Months Ended
                                         July 31, 1999         July 31, 1999
                                       ------------------     ----------------

Net Sales                               $  344,351              $    633,369
Operating Income                            18,650                    27,317
Net income                                   5,027                     3,722
Ratio of earnings to fixed charges           1.9 x                     1.4 x

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

The Company failed to comply with certain financial covenants under its Amended Credit Facility at or for periods ending July 29, 2000, and August 15, 2000. These covenants concerned (1) the fixed charge coverage ratio, (2) the interest coverage ratio, (3) the ratio of debt to EBITDA, and (4) the seasonal "clean-down" period. Such failures caused events of default to occur under the Amended Credit Facility. The Company has reached an agreement in principle with the administrative agent for the Amended Credit Facility to waive these events of default and, in connection therewith, to amend certain provisions of the Amended Credit Facility. A definitive written agreement containing such waivers and amendments is being negotiated, but has not yet been executed. While the Company has reached agreement with the administrative agent and has received support from several key members of the bank syndicate, no assurances may be given that such a definitive agreement will be executed or become effective. The Company presently expects a definitive agreement to be executed and become effective in September 2000 and, accordingly, has elected to continue to present amounts due under the Amended Credit Facility as long-term debt. The conditions to the effectiveness of any definitive agreement are expected to include (i) the consent of a majority in interest of the lenders under the Amended Credit Facility and (ii) the investment in Holdings of at least $15,000,000 cash by certain existing equity investors of Holdings. The Company has received commitments from certain existing equity investors of Holdings for the investment of the $15 million.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter of Fiscal 2000 Compared to Second Quarter of Fiscal 1999

Net sales for the second quarter of fiscal 2000 were $331.7 million, an increase of $0.9 million, or 0.3%, as compared to net sales for the second quarter of fiscal 1999 of $330.8 million. This increase was primarily due to sales from stores acquired in the Quality Stores acquisition in May, 1999, and new stores opened since the end of the second quarter of fiscal 1999, offset by a decrease in comparable store sales and stores closed during fiscal 1999. Comparable store sales, including comparable stores acquired in the Quality Stores acquisition during 1999, decreased 8.6% in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. The decrease was primarily the result of cold, wet spring weather conditions in the Company's northeast markets, dry and drought conditions in Colorado and Nebraska, and unusually high sales of generators during fiscal 1999 related to preparation for "year 2000" problems.

Gross profit for the second quarter of fiscal 2000 was $99.7 million, an increase of $3.5 million, or 3.7%, as compared to $96.2 million for the second quarter of fiscal 1999, principally as a result of the increase in gross profit as a percentage of sales. Gross profit as a percentage of net sales increased to 30.1% for the second quarter of fiscal 2000, as compared to 29.1% for the second quarter of fiscal 1999. The increase in gross profit percentage is attributable to the realization of the increased purchasing power of the Company resulting from the acquisition of Quality Stores in fiscal 1999.

Selling, general and administrative (SGA) expenses for the second quarter of fiscal 2000 were $71.0 million, an increase of $1.7 million, or 2.5%, as compared to the second quarter of fiscal 1999. This increase is due to the expenses related to the stores acquired from Quality Stores during fiscal 1999 and the expenses related to the new stores opened since the end of the second quarter of fiscal 1999. SGA expenses as a percentage of net sales were 21.4% for the second quarter of fiscal 2000 as compared to 21.0% for the second quarter of fiscal 1999.

Merger and integration expenses were $29,000 during the second quarter of fiscal 2000, a decrease of $7.6 million, or 99.6%, compared to the second quarter of fiscal 1999. The merger and integration expenses related to the costs associated with the merger of Quality Stores into the Company. The integration of Quality Stores into the Company was substantially complete at the end of the first quarter of fiscal 2000.

Amortization of intangibles increased to $2.2 million for the second quarter of fiscal 2000, as compared to $1.9 million for the second quarter of fiscal 1999. The increase is due to the amortization of goodwill recognized as part of the Quality Stores acquisition.

Operating income for the second quarter of fiscal 2000 was $26.5 million, an increase of $9.2 million, or 53.2%, as compared to $17.3 million for the second quarter of fiscal 1999. Operating income as a percentage of net sales increased to 8.0% for the second quarter of fiscal 2000 from 5.2% for the second quarter of fiscal 1999. The increases were the result of the factors discussed above.

Interest expense increased to $11.5 million for the second quarter of fiscal 2000, as compared to $9.1 million for the second quarter of fiscal 1999. The increase is due principally to additional borrowings used to finance the acquisition of Quality Stores, higher borrowings under the Company's revolving credit facility, and an increase in average interest rates between years.

Income taxes for the second quarter of fiscal 2000 were $7.1 million, compared to a $3.9 million for the second quarter of fiscal 1999. Second quarter income taxes as a percentage of pretax earnings were 47.1% in 2000, compared to 47.0% in 1999. Goodwill amortization, which is not deductible for income tax purposes, has a significant effect on the Company's effective income tax rate.

Net income for the second quarter of fiscal 2000 was $7.9 million, as compared to net income of $4.4 million for the second quarter of fiscal 1999, as a result of the factors discussed above.


Six Months Ended July 29, 2000, Compared to Six Months Ended July 31, 1999


Net sales for the six months ended July 29, 2000, were $605.9 million, an increase of $116.0 million, or 23.7%, as compared to net sales for the six months ended July 31, 1999. The increase was primarily due to sales from stores acquired in the Quality Stores acquisition in May, 1999, and new stores opened since the end of the second quarter of fiscal 1999, partially offset by a decrease in comparable store sales and stores closed during fiscal 1999. Comparable store sales, including comparable stores acquired in the Quality Stores acquisition during 1999, decreased 8.7%. The decrease was primarily the result of cool, wet weather conditions in the company's northeast markets, dry and drought conditions in Colorado and Nebraska, and unusually high sales of generators during fiscal 1999 related to preparation for "year 2000" problems.

Gross profit for the six months ended July 29, 2000, was $177.8 million, an increase of $34.4 million, or 24.0%, as compared to $143.4 million for the six months ended July 31, 1999, principally as a result of the margin on the increase in net sales discussed above. Gross profit as a percentage of net sales was 29.4% for the six months ended July 29, 2000, and July 31, 1999.

Selling, general, and administrative (SGA) expenses for the six months ended July 29, 2000, were $141.7, an increase of $34.0 million, or 31.6%, as compared to the six months ended July 31, 1999. The increase is due to the expenses related to the stores acquired from Quality Stores during fiscal 1999 and the expenses related to the new stores opened since the second quarter of fiscal 1999. SGA expenses as a percentage of net sales were 23.4% for the six months ended July 29, 2000, as compared to 22.0% for the six months ended July 31, 1999. The increase was primarily due to the decrease in comparable store sales and higher expenses as a percentage of sales in the new stores opened since the end of the second quarter of fiscal 1999.

Merger and integration expenses for the six months ended July 29, 2000, were $1.8 million, a decrease of $5.8 million, or 75.8%, as compared to the six months ended July 31, 1999. The integration of Quality Stores into the Company was substantially complete at the end of the first quarter of fiscal 2000.

Amortization of intangibles increased to $4.4 million for the six months ended July 29, 2000, as compared to $2.8 million for the six months ended July 31, 1999. The increase is due to the amortization of goodwill recognized as part of the Quality Stores acquisition.

Operating income for the six months ended July 29, 2000, was $29.9 million, an increase of $4.8 million, or 18.7%, as compared to $25.2 million for the six months ended July 31, 1999. Operating income as a percentage of net sales was 4.9% for the six months ended July 29, 2000, as compared to 5.2% for the six months ended July 31, 1999. The decrease was the result of the factors discussed above.

Interest expense increased to $22.2 million for the six months ended July 29, 2000, as compared to $14.6 million for the six months ended July 31, 1999. The increase is due principally to additional borrowings used to finance the acquisition of Quality Stores, higher borrowings under the Company's revolving credit facility, and an increase in average interest rates between years.

Income taxes for the six months ended July 29, 2000, were $4.7 million, a decrease of $0.6 million as compared to the six months ended July 31, 1999. Income taxes as a percentage of pretax earnings was 61.5% in 2000, compared to 49.7% in 1999. Goodwill amortization, which is not deductible for income tax purposes, has a significant effect on the Company's effective income tax rate.

Net income for the six ended July 29, 2000, was $2.9 million, as compared to $5.4 million for the six months ended July 31, 1999, as a result of the factors discussed above.

Amended Credit Facility

The Company failed to comply with certain financial covenants under its Amended Credit Facility at or for periods ending July 29, 2000, and August 15, 2000. These covenants concerned (1) the fixed charge coverage ratio, (2) the interest coverage ratio, (3) the ratio of debt to EBITDA, and (4) the seasonal "clean-down" period. Such failures caused events of default to occur under the Amended Credit Facility. The Company has reached an agreement in principle with the administrative agent for the Amended Credit Facility to waive these events of default and, in connection therewith, to amend certain provisions of the Amended Credit Facility. A definitive written agreement containing such waivers and amendments is being negotiated, but has not yet been executed. While the Company has reached agreement with the administrative agent and has received support from several key members of the bank syndicate, no assurances may be given that such a definitive agreement will be executed or become effective. The Company presently expects a definitive agreement to be executed and become effective in September 2000 and, accordingly, has elected to continue to present amounts due under the Amended Credit Facility as long-term debt. The conditions to the effectiveness of any definitive agreement are expected to include (i) the consent of a majority in interest of the lenders under the Amended Credit Facility and (ii) the investment in Holdings of at least $15 million cash by certain existing equity investors of Holdings. The Company has received commitments from certain existing equity investors of Holdings for the investment of the $15 million.

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

On July 29, 2000, the Company had working capital of $230.7 million, a $38.8 million increase from working capital of $191.9 million on April 29, 2000. This increase resulted primarily from a $77.6 million aggregate increase in the Company's inventory, partially offset by a $43.2 million increase in accounts payable and accrued expenses. The increases in the Company's accounts payable and inventory are due primarily to seasonal increases in working capital and the Company's new store expansion program for fiscal 2000.

Net cash used in operating activities was $19.5 million for the six months ended July 29, 2000. This was a decrease of $14.6 million from the six months ended
July 31, 1999, during which $34.1 million of cash was used in operating activities. This decrease resulted primarily from an increase in earnings and a smaller investment in net working capital during the first six months of fiscal 2000 as compared to the same period in the prior year. The Company's capital expenditures were $32.6 million and $8.3 million for the six months ended July 29, 2000, and July 31, 1999, respectively. The increase is primarily attributable to the Company's new store expansion program and merger-related capital expenditures in fiscal 2000.

The Company has reached an agreement in principle to amend certain provisions of the Amended Credit Facility (see "Amended Credit Facility"). In connection with the agreement to amend the Amended Credit Facility, the Company expects to receive the proceeds of an investment of at least $15 million cash by certain existing equity investors of Holdings. The Company also intends to close a number of underperforming stores during the remainder of fiscal 2000 and seek to complete the sale leaseback of certain owned real property. The Company intends to use the proceeds of the items discussed above, together with its cash flow from operations, to reduce short-term trade credit and borrowings under the revolving and term credit facilities during the remainder of fiscal 2000.

The Company anticipates that its principal uses of cash in the foreseeable future will be working capital requirements, debt service requirements, and capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Amended Credit Facility, will be adequate to meet its anticipated requirements for working capital, and debt service through fiscal 2001.

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

                              QUALITY STORES, INC.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.................................................None

ITEM 2.  CHANGES IN SECURITIES.............................................None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company failed to comply with certain financial covenants under its Amended Credit Facility at or for periods ending July 29, 2000, and August 15, 2000. These covenants concerned (1) the fixed charge coverage ratio, (2) the interest coverage ratio, (3) the ratio of debt to EBITDA, and (4) the seasonal "clean-down" period. Such failures caused events of default to occur under the Amended Credit Facility. The Company has reached an agreement in principle with the administrative agent for the Amended Credit Facility to waive these events of default and, in connection therewith, to amend certain provisions of the Amended Credit Facility. A definitive written agreement containing such waivers and amendments is being negotiated, but has not yet been executed. While the Company has reached agreement with the administrative agent and has received support from several key members of the bank syndicate, no assurances may be given that such a definitive agreement will be executed or become effective. The Company presently expects a definitive agreement to be executed and become effective in September 2000 and, accordingly, has elected to continue to present amounts due under the Amended Credit Facility as long-term debt. The conditions to the effectiveness of any definitive agreement are expected to include (i) the consent of a majority in interest of the lenders under the Amended Credit Facility and (ii) the investment in Holdings of at least $15 million cash by certain existing equity investors of Holdings. The Company has received commitments from certain existing equity investors of Holdings for the investment of the $15 million.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............None

ITEM 5.  OTHER INFORMATION.................................................None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS - See Index to Exhibits Included Elsewhere Herein

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 12, 2000                 QUALITY STORES, INC.



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