Form 10-Q
period 2000-10-28
QUALITY STORES INC
filed 2000-12-12
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 28, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2000: 100. All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.


                              QUALITY STORES, INC.
                                      INDEX

                                                                                                            PAGE

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed consolidated balance sheets, October 28, 2000 (unaudited)
                  and January 29, 2000 (audited) ..............................................................3

                  Condensed  consolidated  statements of operations  (unaudited)
                  for the three months and nine months  ended  October 28, 2000,
                  and
                  October 30, 1999 ............................................................................4

                  Condensed consolidated statements of cash flows (unaudited) for the nine months ended October 28, 2000, and October 30, 1999.....................................5

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................13

ITEM 5.           OTHER INFORMATION...........................................................................13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................................................13

INDEX TO EXHIBITS.............................................................................................15


QUALITY STORES, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)



                                                                                  October 28,        January 29,
                                                                                      2000              2000
                                                                                --------------      ------------
                                                                                  (Unaudited)        (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $  9,279          $ 11,029
  Receivables, net                                                                   17,389             7,742
  Inventory                                                                         422,670           365,383
  Other                                                                               8,041            10,235
                                                                                   --------          --------
Total current assets                                                                457,379           394,389
Property, improvements, and equipment, net                                          138,261           123,467
Goodwill, net                                                                       288,246           293,895
Other assets                                                                         11,876            10,712
                                                                                   --------          --------
Total assets                                                                       $895,762          $822,463
                                                                                   ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                                 $161,907          $124,012
  Accrued expenses and other liabilities                                             38,774            56,102
  Current portion of long-term debt and capital lease obligations                    21,764            22,371
                                                                                   --------          --------
Total current liabilities                                                           222,445           202,485
Long-term debt, less current portion                                                430,654           388,554
Other long-term liabilities                                                           6,643             6,797
                                                                                   --------          --------
Total liabilities                                                                   659,742           597,836

Stockholder's equity:
  Common stock, $.01 par value: authorized shares-3,000; issued and outstanding shares-100 (wholly owned by QSI Holdings, Inc.)
  Additional paid-in capital                                                        226,377           209,377
  Retained earnings                                                                   9,643            15,250
                                                                                   --------          --------
Total stockholder's equity                                                          236,020           224,627
                                                                                   --------          --------
Total liabilities and stockholder's equity                                         $895,762          $822,463
                                                                                   ========          ========




See accompanying notes to condensed consolidated financial statements.


QUALITY STORES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Ratio)

                                                                Three Months Ended
                                                        ---------------- --- ---------------
                                                          October 28,         October 30,
                                                             2000                 1999
                                                        ----------------     ---------------

Net sales                                                $ 252,588              $ 287,085
Cost of sales                                              178,001                202,749
                                                         ---------              ---------
Gross profit                                                74,587                 84,336

Selling, general, and administrative expense                66,152                 70,691
Merger integration expenses                                     --                  4,357
Store closing expenses                                       7,900                     --
Amortization of intangibles                                  1,382                  2,306
                                                         ---------              ---------
Operating income (loss)                                       (847)                 6,982

Interest expense                                            12,880                  9,392
                                                         ---------              ---------
Loss before income taxes                                   (13,727)                (2,410)
Income tax credit                                           (5,188)                   (10)
                                                         ---------              ---------
Net loss and comprehensive loss                          $  (8,539)             $  (2,400)
                                                         =========              =========

Deficiency of earnings to fixed charges                  $ (13,727)             $  (2,410)
                                                         =========              =========


                                                                 Nine Months Ended
                                                        ---------------- --- ---------------
                                                          October 28,         October 30,
                                                             2000                 1999
                                                        ----------------     ---------------

Net sales                                                $ 858,534              $ 777,051
Cost of sales                                              606,175                549,335
                                                         ---------              ---------
Gross profit                                               252,359                227,716

Selling, general, and administrative expense               207,837                178,356
Merger integration expenses                                  1,850                 11,996
Store closing expenses                                       7,900                     --
Amortization of intangibles                                  5,767                  5,156
                                                         ---------              ---------
Operating income                                            29,005                 32,208

Interest expense                                            35,110                 23,946
                                                         ---------              ---------
Income (loss) before income taxes                           (6,105)                 8,262
Income taxes (credit)                                         (498)                 5,289
                                                         ---------              ---------
Net income (loss) and comprehensive income (loss)        $  (5,607)             $   2,973
                                                         =========              =========

Ratio (deficiency) of earnings to fixed charges          $  (6,105)                 1.3 x
                                                         =========              =========


See accompanying notes to condensed consolidated financial statements.




QUALITY STORES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)


                                                                                       Nine Months Ended
                                                                             ----------------------------------
                                                                              October 28,           October 30,
                                                                                  2000                 1999
                                                                             ------------         -------------
Operating Activities
Net income (loss)                                                            $  (5,607)            $   2,973
Adjustments to reconcile net income (loss) to net cash used in operations:
   Depreciation and amortization                                                21,390                16,293
   Changes in operating assets and liabilities:
      Receivables                                                               (9,647)                1,952
      Inventory                                                                (57,287)              (44,850)
      Accounts payable                                                          37,895                (9,885)
      Other                                                                    (15,134)               (1,133)
                                                                             ---------             ---------
Net cash used in operating activities                                          (28,390)              (34,650)

Investing Activities
Purchases of property, improvements, and equipment                             (38,117)              (22,285)
Acquisitions                                                                        --              (112,368)
Other, net                                                                       7,582                 1,553
                                                                             ---------             ---------
Net cash used in investing activities                                          (30,535)             (133,100)

Financing Activities
Capital contribution from parent                                                15,000                    --
Dividend to parent                                                                  --                (1,061)
Net borrowings under line of credit                                             52,850                47,000
Proceeds from issuance of long-term debt                                            --               220,000
Payments on long-term debt                                                     (11,357)              (91,271)
Other, net                                                                         682                (6,398)
                                                                             ---------             ---------
Net cash provided by financing activities                                       57,175               168,270

Net increase (decrease) in cash and cash equivalents                            (1,750)                  520
Cash and cash equivalents at beginning of period                                11,029                 5,144
                                                                             ---------             ---------
Cash and cash equivalents at end of period                                   $   9,279             $   5,664
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

On August 17, 1999, the Board of Directors of the Company changed the Company's fiscal year. The Company's fiscal year now ends on the Saturday closest to January 31. It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 ("Form 10-K").

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounts Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value and establishes accounting rules for changing in fair value that result from hedging activities. The Company currently engages in limited hedging activities that require use of derivative instruments and has not completed all of the complex analyses necessary to determine the effect of adopting SFAS No. 133 on its consolidated financial position or future results of operations.

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

The non-cash portion of the Merger consideration was contributed to the Company by Holdings (which, in connection with the Merger, changed its name to QSI Holdings, Inc.). The Company funded the cash portion of the Merger consideration and various fees and expenses associated with the Merger from funds drawn under an existing credit facility with Fleet National Bank, as administrative agent for the banks, financial institutions, and other institutional lenders party thereto.

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

Pro Forma Results of Operations
-------------------------------
(In Thousands)
                                             Nine Months Ended
                                              October 30, 1999
                                           ---------------------

          Net sales                            $920,454
          Operating income                       34,128
          Net income                              1,219
          Ratio of earnings to fixed charges      1.2 x


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


NOTE 4.  STORE CLOSINGS

On September 1, 2000, the Company announced the closing of 17 under-performing stores. Expenses related to the liquidation of inventory and equipment, remaining lease obligations, and other charges associated with the closings, which commenced September 25, 2000, are estimated to be $7.9 million.

NOTE 5. AMENDED CREDIT FACILITY

On May 7, 1999, the Company amended its bank credit facility to allow for borrowings up to $320.0 million, consisting of $220.0 million under two term loan facilities (Tranche A and B) and a $100.0 million revolving credit facility. On March 31, 2000, this credit facility was again amended, among other things, to increase the revolving credit facility by $60 million (collectively, the Amended Credit Facility). The amendment also added provisions for seasonal "clean down" periods for the revolving credit facility and amended certain other covenants.

On September 22 and 27, 2000, the Amended Credit Facility was amended, among other things, to waive events of default concerning certain financial covenants and the seasonal "clean-down" period by amending these provisions. On December 4, 2000, the facility was further amended, among other things, to reduce the "clean-down" requirements pertaining to the revolving credit facility during the period from December 4, 2000 to December 25, 2000 and during the period from January 2, 2001 through January 15, 2001.

The Tranche A term loan under the Amended Credit Facility is payable in quarterly installments alternating between $2.5 million and $7.5 million through October 31, 2004 with final quarterly installments of $11.25 million and $3.75 million, while the Tranche B term loan has quarterly principal installments alternating between $0.15 million and $0.45 million through October 31, 2004 and then alternating between $28.35 million and $9.45 million through April 30, 2006. The revolving credit debt is due in full on October 30, 2004. The Company is also required to make mandatory prepayments on the term loan facilities in a variety of circumstances, including sales of assets and equity issuances, as well as from the Company's excess cash flow, as defined.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter of Fiscal 2000 Compared to Third Quarter of Fiscal 1999

Net sales for the third quarter of fiscal 2000 were $252.6 million, a decrease of $34.5 million, or 12.0%, as compared to net sales for the third quarter of fiscal 1999 of $287.1 million. This decrease was primarily due to a decrease in comparable store sales and stores closed during fiscal 1999, partially offset by new stores opened since the end of the third quarter of 1999. Comparable store sales, including comparable stores acquired in the Quality Stores acquisition during 1999, decreased 17.6% in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. The decrease was primarily the result of out-of-stock issues resulting from interruptions in normal vendor shipping patterns which began while the Company was renegotiating its credit facility, and unusually high sales of generators during fiscal 1999 related to customers' preparation for "year 2000" problems.

Gross profit for the third quarter of fiscal 2000 was $74.6 million, a decrease of $9.7 million, or 11.5%, as compared to $84.3 million for the third quarter of fiscal 1999, principally as a result of the sales decrease noted above. Gross profit as a percentage of net sales increased to 29.5% for the third quarter of fiscal 2000, as compared to 29.4% for the third quarter of fiscal 1999. The increase in gross profit percentage is attributable to the realization of the increased purchasing power of the Company resulting from the acquisition of Quality Stores in fiscal 1999.

Selling, general and administrative (SGA) expenses for the third quarter of fiscal 2000 were $66.2 million, a decrease of $4.5 million, or 6.4%, as compared to SGA expenses for the third quarter of fiscal 1999 of $70.7 million. This decrease is due to the realization of synergies from the merger and other expense reduction efforts. SGA expenses increased as a percentage of net sales to 26.2% for the third quarter of fiscal 2000 as compared to 24.6% for the third quarter of fiscal 1999 because of the lower sales volume for the third quarter of fiscal 2000.

There were no merger and integration expenses during the third quarter of fiscal 2000, compared to such charges of $4.4 million for the third quarter of fiscal 1999. The merger and integration expenses related to the costs associated with the merger of Quality Stores into the Company and were substantially complete at the end of the first quarter of fiscal 2000.

Store closing expenses relate to a charge of $7.9 million taken for the closing of 17 under-performing stores in September 2000. These expenses relate to the liquidation of inventory and equipment, remaining lease obligations, and other charges associated with the closings.

Operating loss for the third quarter of fiscal 2000 was $0.8 million, a decrease of $7.8 million as compared to operating income of $7.0 million for the third quarter of fiscal 1999. Operating income (loss) as a percentage of net sales decreased to (0.3%) for the third quarter of fiscal 2000 from 2.4% for the third quarter of fiscal 1999. The operating loss for the third quarter of fiscal 2000 was primarily the result of the lower sales volume and effect of store closing expenses recorded during the quarter as compared to the third quarter of fiscal 1999.

Interest expense increased to $12.9 million for the third quarter of fiscal 2000, as compared to $9.4 million for the third quarter of fiscal 1999. The increase is due principally to additional borrowings used to finance the acquisition of Quality Stores, higher borrowings under the Company's revolving credit facility to support increased inventory levels, an increase in average interest rates between years, and amortization of additional deferred financing costs and other bank charges.

The credit for income taxes for the third quarter of fiscal 2000 was $5.2 million, compared to a credit of $10,000 for the third quarter of fiscal 1999. The third quarter income tax credit as a percentage of the pretax loss was 37.8% in

2000. Goodwill amortization, which is not deductible for income tax purposes, has a significant effect on the Company's effective income tax rate.

The net loss for the third quarter of fiscal 2000 was $8.5 million, compared to a net loss of $2.4 million for the third quarter of fiscal 1999, as a result of the factors discussed above.

Nine Months Ended  October 28, 2000,  Compared to Nine Months Ended  October 30,
1999

Net sales for the nine months ended October 28, 2000, were $858.5 million, an increase of $81.4 million, or 10.5%, as compared to net sales for the nine months ended October 30, 1999, of $777.1 million. The increase was primarily due to sales from stores acquired in the Quality Stores acquisition in May 1999, and new stores opened since the end of the third quarter of fiscal 1999, partially offset by a decrease in comparable store sales and stores closed during fiscal 1999. Comparable store sales, including comparable stores acquired in the Quality Stores acquisition during 1999, decreased 11.1% between fiscal periods. The decrease was primarily the result of cool, wet weather conditions in the Company's northeast markets, dry and drought conditions in Colorado and Nebraska, interruptions in normal vendor shipping patterns which began while the Company was renegotiating its credit facility, and unusually high sales of generators during fiscal 1999 related to customers' preparation for "year 2000" problems.

Gross profit for the nine months ended October 28, 2000 was $252.4 million, an increase of $24.7 million, or 10.8%, as compared to $227.7 million for the nine months ended October 30, 1999, principally as a result of the margin on the increase in net sales discussed above. Gross profit as a percentage of net sales was 29.4% and 29.3% for the nine months ended October 28, 2000 and October 30, 1999, respectively.

Selling, general, and administrative (SGA) expenses for the nine months ended October 28, 2000 were $207.8 an increase of $29.4 million, or 16.5%, as compared to SGA expenses of $178.4 million for the nine months ended October 30, 1999. The increase is due to expenses related to the stores acquired from Quality Stores during fiscal 1999 and expenses related to new stores opened since the third quarter of fiscal 1999, offset by the realization of synergies from the merger and other expense reduction efforts. SGA expenses as a percentage of net sales were 24.2% for the nine months ended October 28, 2000, as compared to 23.0% for the nine months ended October 30, 1999. This increase as a percentage of net sales was primarily due to the decrease in comparable store sales and higher expenses as a percentage of sales in the new stores opened since the end of the third quarter of fiscal 1999 that were not offset by expense reduction efforts.

Merger and integration expenses for the nine months ended October 28, 2000 were $1.9 million, a decrease of $10.1 million, or 84.2%, as compared to the nine months ended October 30, 1999. The integration of Quality Stores into the Company was substantially complete at the end of the first quarter of fiscal 2000.

Store closing expenses relate to a charge of $7.9 million taken for the closing of 17 under-performing stores in September 2000. These expenses relate to the liquidation of inventory and equipment, remaining lease obligations, and other charges associated with the closings.

Amortization of intangibles increased to $5.8 million for the nine months ended October 28, 2000, as compared to $5.2 million for the nine months ended October 30, 1999. The increase is due to higher amortization of goodwill recognized in the nine months ended October 28, 2000 as part of the Quality Stores acquisition.

Operating income for the nine months ended October 28, 2000 was $29.0 million, a decrease of $3.2 million, or 9.9%, as compared to $32.2 million for the nine months ended October 30, 1999. Operating income as a percentage of net sales was 3.4% for the nine months ended October 30, 2000, as compared to 4.1% for the nine months ended October 30, 1999. The decrease was primarily the result of higher SGA expenses, store closing charges and amortization of intangibles during the nine months ended October 28, 2000.

Interest expense increased to $35.1 million for the nine months ended October 28, 2000, as compared to $23.9 million for the nine months ended October 30, 1999. The increase is due principally to additional borrowings used to finance the acquisition of Quality Stores, higher borrowings under the Company's revolving credit facility, an increase in average interest rates between years, and amortization of additional deferred financing costs and other bank charges.

The credit for income taxes for the nine months ended October 28, 2000 was $0.5 million as compared to income tax expense for the nine months ended October 30, 1999 of $5.3 million. The credit for income taxes as a percentage of the pretax loss was 8.2% in 2000, compared to income taxes as a percentage of pretax earnings of 64.0% in 1999. Goodwill amortization, which is not deductible for income tax purposes, has a significant effect on the Company's effective income tax rate.

Net loss for the nine ended October 28, 2000 was $5.6 million, as compared to net income of $3.0 million for the nine months ended October 30, 1999, as a result of the factors discussed above.

Amended Credit Facility

On May 7, 1999, the Company amended its bank credit facility to allow for borrowings up to $320.0 million, consisting of $220.0 million under two term loan facilities (Tranche A and B) and a $100.0 million revolving credit facility. On March 31, 2000, this credit facility was again amended, among other things, to increase the revolving credit facility by $60 million (collectively, the Amended Credit Facility). The amendment also added provisions for seasonal "clean down" periods for the revolving credit facility and amended certain other covenants.

On September 22 and 27, 2000, the Amended Credit Facility was amended, among other things, to waive events of default concerning certain financial covenants and the seasonal "clean-down" period by amending these provisions. On December 4, 2000, the facility was further amended, among other things, to reduce the "clean-down" requirements pertaining to the revolving credit facility during the period from December 4, 2000 to December 25, 2000 and during the period from January 2, 2001 through January 15, 2001.

The Tranche A term loan under the Amended Credit Facility is payable in quarterly installments alternating between $2.5 million and $7.5 million through October 31, 2004 with final quarterly installments of $11.25 million and $3.75 million, while the Tranche B term loan has quarterly principal installments alternating between $0.15 million and $0.45 million through October 31, 2004 and then alternating between $28.35 million and $9.45 million through April 30, 2006. The revolving credit debt is due in full on October 30, 2004. The Company is also required to make mandatory prepayments on the term loan facilities in a variety of circumstances, including sales of assets and equity issuances, as well as from the Company's excess cash flow, as defined.

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

On October 28, 2000, the Company had working capital of $234.9 million, a $43.0 million increase from working capital of $191.9 million on July 29, 2000. This increase resulted primarily from a $57.3 million aggregate increase in the Company's inventory, partially offset by a $20.6 million increase in accounts payable and accrued expenses. The increases in the Company's accounts payable and inventory are due primarily to increases in inventory for the fall season and the Company's new store expansion program for fiscal 2000.

Net cash used in operating activities was $28.4 million for the nine months ended October 28, 2000. This was a decrease of $6.3 million from the nine months ended October 30, 1999, during which $34.7 million of cash was used in operating activities. This decrease resulted primarily from a smaller investment in net working capital during the first nine months of fiscal 2000 as compared to the same period in the prior year. The Company's capital expenditures were $38.1 million and $22.3 million for the nine months ended October 28, 2000, and October 30, 1999, respectively. The increase is primarily attributable to the Company's new store expansion program and merger-related capital expenditures in early fiscal 2000.

The Company anticipates that its principal uses of cash in the foreseeable future will be working capital requirements, debt service requirements, and capital expenditures. The Company intends and expects to reduce the average level of inventory through the systematic elimination of slow-turning items and the reduction of promotional circulars, which tend to create inventory imbalances. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Amended Credit Facility, will be adequate to meet its anticipated requirements for working capital, and debt service through fiscal 2001.

Seasonality

Unlike  many  specialty  retailers,   historically  the  Company  has  generally
generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales necessarily fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the second quarter of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the first quarter. The Company expects these trends to continue for the foreseeable future.


Inflation

Management does not believe its operations have been materially affected by inflation.

                              QUALITY STORES, INC.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS................................................None

ITEM 2.  CHANGES IN SECURITIES............................................None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............None

ITEM 5.  OTHER INFORMATION................................................None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS - See Index to Exhibits Included Elsewhere Herein

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated November 13, 2000, reporting that Jerry D. Horn had been named as its Chairman, President, and Chief Executive Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 12, 2000               QUALITY STORES, INC.



                                       /s/ Thomas J. Reinebach
                                       Thomas J. Reinebach
                                       Senior Vice-President, Finance
                                       and Chief Financial Officer

                              QUALITY STORES, INC.

                                INDEX TO EXHIBITS


EXHIBIT 10.1 Amendment No. 2 and Waiver to the Second Amended and Restated Credit Agreement

EXHIBIT 10.2    Amendment No. 3 to the Second Amended and Restated Credit
                Agreement

EXHIBIT 10.3    Amendment No. 4 to the Second Amended and Restated Credit
                Agreement

EXHIBIT 12 Statement Re: Computation of Ratio (Deficiency) of Earnings to Fixed Charges

EXHIBIT 27      Financial Data Schedule (electronic copy only)

EXHIBIT 99      Important Factors Regarding Forward-Looking Statements