Form 10-K405
period 2001-02-03
QUALITY STORES INC
filed 2001-05-04
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended February 3, 2001

                                    OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _______________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2001: 100. All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.


                                               QUALITY STORES, INC.

                                                     INDEX TO
                                            ANNUAL REPORT ON FORM 10-K
                                      FOR FISCAL YEAR ENDED FEBRUARY 3, 2001


                                                                                                            PAGE
PART  I.

ITEM 1.           Business ....................................................................................1
ITEM 2.           Properties...................................................................................9
ITEM 3.           Legal Proceedings............................................................................9
ITEM 4.           Submission of Matters to a Vote of Security Holders..........................................9


PART II.

ITEM 5.           Market for Registrant's Common Equity and Related Stockholder Matters.......................10
ITEM 6.           Selected Financial Data.....................................................................11
ITEM 7.           Management's Discussion and Analysis of Financial Condition and
                  Financial Disclosure........................................................................12
ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk..................................20
ITEM 8.           Financial Statements and Supplementary Data.................................................20
ITEM 9.           Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure........................................................................20


PART III.

ITEM 10.          Directors and Executive Officers of the Registrant..........................................21
ITEM 11.          Executive Compensation......................................................................23
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management..............................25
ITEM 13.          Certain Relationships and Related Transactions..............................................25


PART IV.

ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................27

                                     PART I

Note: Reference herein to fiscal 2000 and fiscal 1999 are references to Quality Stores, Inc.'s, fiscal years ended February 3, 2001, and January 29, 2000, respectively. Reference herein to fiscal 2001 refers to the Company's fiscal year ending February 2, 2002. During fiscal 1999, Quality Stores, Inc., changed its fiscal year end from the Saturday nearest to October 31 to the Saturday nearest to January 31. References herein to "fiscal years", other than fiscal 2000 or fiscal 1999, are references to Quality Stores, Inc.'s, 52 or 53-week fiscal year which ended on the Saturday nearest to October 31 in that year. Fiscal 2000 is a 53-week fiscal year, while fiscal 1999 is a 52-week fiscal year.

ITEM 1.           BUSINESS

Overview

Quality Stores, Inc., a Delaware corporation [formerly Central Tractor Farm & Country, Inc. ("CT")], together with its primary subsidiaries, including Country General, Inc., and the former Quality Stores, Inc. ("Quality"), (collectively the "Company" or "QSI"), is the largest agricultural specialty retailer in the United States with 347 stores in 32 states as of March 31, 2001. QSI serves the agricultural, hardware, and related needs of rural consumers, particularly part-time and full-time farmers and ranchers, hobby gardeners, skilled trades persons, and do-it-yourself ("DIY") customers. The Company was founded in 1935 and has established itself as a market leader in the agricultural specialty market, having strong name recognition for each of its store names and a loyal customer base with approximately 971,000 customers in its "ThankQ" customer loyalty program as of March 31, 2001.

The Company is a wholly owned subsidiary of QSI Holdings, Inc. [formerly CT Holding, Inc. ("Holdings")], an affiliate of J. W. Childs Equity Partners, L.P. (together with its affiliates, "Childs"), and a new basis of accounting has been reflected in the Company's financial statements reflecting the fair values for the Company's assets and liabilities as of March 27, 1997, the date of the acquisition of Holdings by Childs (the "Acquisition"). The financial statements of the Company for the periods prior to March 27, 1997, are presented on the historical cost basis of accounting.

Fiscal 2000 Results and Ongoing Business Strategy

The Company, although previously profitable, incurred significant nonrecurring charges that contributed to an operating loss for fiscal 2000 and experienced cash flow issues that related primarily to difficulties encountered as a result of the merger of CT and Quality. These included problems in system integrations that were accelerated by the Year 2000 deadline, mapping stock-keeping-unit
(SKU) data from vast different assortments, application of an inappropriate business model for a highly-leveraged company, and a $60.0 million "overbuy" of spring product early in fiscal 2000. By the time inventory was re-balanced among stores, the spring season was over. Therefore, the Company was forced to maintain this inventory until the spring season of fiscal 2001 before it could be sold. This resulted in limited remaining borrowing capacity to fund its inventory for the fall and winter 2000 seasons and poor operating results for those periods.

Further, former management had instituted an ill-advised "trade-dating-for-discounts" strategy, which positioned the Company's trade payables as past due based on unusually short dating. At the same time, the spring overbuy problem prevented the Company from taking advantage of the discounts, leaving the Company with past due amounts as a result of the short dating and without the ability to earn the larger discounts that were based on that shorter dating.

A management change instituted by the Board of Directors in November, 2000, resulted in significant turnover at the upper management levels. The new management team has quickly taken steps to correct the Company's business model, improve liquidity, and instill an improved, performance-based culture.

During fiscal 2000, and most recently in February 2001, the Company received capital infusions from the stockholders of Holdings($33.2 million in total) and finalized an amendment to its bank agreement to meet its working capital needs. Financial covenants associated with the bank agreement were eliminated for fiscal 2000 and future covenants were amended.

Specifically, the Company, led by its new management team, has taken the following actions:

o In the first quarter of fiscal 2001, the Company obtained an additional $15.7 million in equity indirectly from the stockholders of Holdings (including $1.0 million from QSI's Chief Executive Officer, Jerry Horn, and $0.7 million from other corporate officers) and finalized an amendment to its bank agreement that resulted in additional liquidity to fund the Company's spring 2001 inventory needs beyond the inventory carried over from the previous spring.
o The Company has overhauled advertising methods by reducing the frequency of its print advertising, reducing television and sponsorships, and placing greater emphasis on its "ThankQ" customer loyalty program. Management anticipates that these reductions will result in both lower advertising costs and improved margins due to a reduction in advertising-related promotional pricing.
o The Company eliminated infrastructure overcapacity by the planned closure of seven distribution centers. This resulted in a reduction of 110 employees as well as savings in occupancy and other administrative costs. In addition, the Company terminated 10 executive and 45 administrative personnel during the year at its corporate office.
o The Company continues to pursue and obtain extended payment terms with its vendors that more closely match inventory movement.
o The Company has reduced SKU's, resulting in less inventory investment in each category and improved overall gross margin. Approximately 17,000 SKU's have been eliminated from the active assortment through this process, which is ongoing.
o The Company has implemented improved expense reduction and control procedures throughout its organization.
o The Company closed 17 underperforming stores in the last half of fiscal 2000 in order to generate cash from the liquidation of their inventories. Additionally, the Company liquidated approximately $32 million and $23 million of slow-moving inventory in January 2001, and the first quarter of fiscal 2001, respectively.
o The Company finalized sale-leaseback transactions related to a store in Michigan and its full-line distribution facility in Fostoria, Ohio, in January 2001, resulting in cash proceeds of $16.1 million.

As a result of actions taken and financing received described above, the Company has increased average dating terms from 45 days at the end of the fiscal year to an average of 56 days at present, with a goal of further improving dating to an average of 61 days. At February 3, 2001, approximately $81.2 million of trade payables were past current terms. As a result of new shipments, payments, and term changes as noted above, by April 30, 2001, past due trade payables had been reduced to $29.0 million.

The Company has met all debt payments and has complied with all bank covenants since February 3, 2001.

The Company's new management team believes that the corrective steps and actions taken to date, as well as continued implementation of the revised business plan, will improve its cash flow from operations, operating results and its financial position. Management also believes that the generation of additional cash from the improvement in operations combined with amounts available under Company's credit facilities will be sufficient to meet its working capital needs over the next year, continue to enhance its credit position in the vendor community and improve vendor business relationships, and meet its continued debt service requirements.

Recurring EBITDA

Recurring EBITDA is used by certain investors as a measure of the Company's ability to service its recurring debt payments. Recurring EBITDA is defined by the Company as net income (loss) before interest expense, provision for income taxes, depreciation, amortization, other income (expense), and certain other nonrecurring charges as described below.

Recurring EBITDA should not be considered an alternative to operating income, net income, or cash flows from operations as an indicator of the Company's operating performance.


Recurring EBITDA for the past two fiscal years is as follows (in millions):

                                                                                    Fiscal Year Ended
                                                                                  ----------------------
                                                                                    2/3/01      1/29/00
                                                                                  ----------------------
Operating income (loss)                                                            $ (24.6)     $44.0
Depreciation                                                                          21.4       13.7
Amortization                                                                           7.8        6.3
Merger integration expenses                                                            1.9       15.8
Impact of closing underperforming stores (1)                                          11.8          0
Markdowns below cost to eliminate slow-moving inventory (2)                           11.3          0
Distribution network reorganization (3)                                                4.9          0
Severance costs for terminated executives and employees (4)                            2.6          0
Lost vendor allowances (5)                                                             4.0          0
Advertising expansion beyond historical levels and formats (6)                        12.0          0
                                                                                  ----------------------
Recurring EBITDA                                                                     $53.1      $79.8
                                                                                  ======================

1)   Seventeen  underperforming  stores were closed in  September  2000 which  generated  additional liquidity.  Costs  relate to the  disposition  of the  inventory  below cost,  remaining  lease obligations, and other exit costs.
2)   Certain inventory was deliberately marked down below cost which generated further liquidity.
3)   Six of the Company's satellite  distribution  facilities and a full-line distribution center in
     Des Moines,  Iowa,  are being  closed in order to reduce  excess  capacity  created  during the merger.  These  costs  include  remaining  occupancy  obligations  and  severance  payments  to terminated employees. The closings will generate significant cost savings in future years.
4)   Severance  costs relate to the termination of 10 executive and 45  administrative  personnel at the corporate office during the year.  These changes will generate  significant cost savings in future years.
5)   Lost volume  rebates and other  allowances  occurred as a result of the  shortfall of sales and related reduction in merchandise receipts.
6)   Advertising  expenses  increased beyond the initial plan as former management  attempted to gain sales through  increased  advertising  and promotion.  Advertising  was utilized in much greater volume than could be supported by the Company's  in-stock position and through the increased use of venues such as television,  concert, and other sponsorships beyond historical and planned levels which did not produce measurable benefit.

Other Business Acquisitions

Effective June 26, 1997, the Company acquired all of the outstanding capital stock of Country General, Inc. ("Country General") for approximately $138.6 million (including related costs and expenses) in cash (the "Country General Acquisition"). Country General operated a chain of 114 agricultural specialty retail stores. The acquisition was accounted for as a purchase.

In January 1999, the Company acquired nine retail stores and certain net operating assets from H.C. Shaw Co., a privately owned specialty retailer doing business as Fisco Farm and Home ("Fisco"), for approximately $7.1 million. The transaction was accounted for as a purchase.

On May 7, 1999, the Company acquired Quality Stores, Inc. ("Quality") in a transaction in which Quality was merged with and into the Company (the "Merger"). In connection with the Merger, the former stockholders and option holders of Quality Stores received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of Holdings that had a value of $91.8 million. In connection with the Merger, the Company also repaid approximately $42.1 million in debt owed by Quality. The total purchase price for Quality, including transaction expenses, was approximately $208.0 million.

Quality, based in Muskegon, Michigan, had a strong presence in Michigan and Ohio and, at the time of the Merger, operated a chain of 114 stores, with annual sales of approximately $525.0 million. In connection with the Merger, the Company changed its name from "Central Tractor Farm & Country, Inc." to "Quality Stores, Inc." and relocated its headquarters to Muskegon, Michigan. The non-cash portion of the Merger consideration was contributed to the Company by Holdings (which, in connection with the Merger, changed its name to QSI Holdings, Inc.). The

Company funded the cash portion of the Merger consideration and various fees and expenses associated with the Merger from funds drawn under an amendment and restatement of the Company's Credit Agreement, dated May 7, 1999, with Fleet National Bank, which serves as administrative agent for the banks, financial institutions, and other institutional lenders party thereto.

The acquisition of Quality Stores was accounted for as a purchase and the results of operations of Quality Stores have been included in the consolidated financial statements from the date of purchase. The estimated cost of the acquisition over the estimated fair value of the underlying tangible net assets was as follows (in thousands):

     Cost of acquiring Quality Stores capital stock                $  208,043
     Fair value of underlying tangible net assets acquired             44,074
                                                                   ----------
       Excess of cost of acquisition over the allocated fair
       value of the underlying tangible net assets                 $  163,969
                                                                   ==========

Revised Expansion Plan

The Company's historical business model was highly acquisitive and focused on rapid expansion. As a result, the Company increased the number of its retail stores from 111 at the beginning of fiscal 1997 to 347 as of February 3, 2001. In fiscal 1997, the Company opened 3 new stores and acquired 118 stores primarily through the Country General Acquisition, while closing five stores. In fiscal 1998, the Company opened 1 new store and closed 14 stores. For the period from November 1998, through January 2000, the Company opened 24 new stores, closed 10 stores, and acquired 122 stores, primarily through the Fisco and Quality acquisitions.

In fiscal 2000, the Company continued its expansion, opening 25 new stores, primarily in the early part of the year. However, the Company also closed a total of 28 stores during fiscal 2000, primarily as a result of its liquidity issues and an accelerated review of under-performing stores. Of these, 17 underperforming stores were closed specifically to generate additional cash from the liquidation of their inventories. The other 11 stores were primarily closed earlier in the year as a result of less-than-satisfactory performance.

The Company's expansion plans for the next two years are modest. Instead, the Company intends to conserve its resources by limiting capital expenditures to necessary repairs and maintenance and focus on improving the profitability of its existing operations. One relocated store is planned to be opened in early 2001, and new stores in fiscal 2002 and 2003 will be limited under the current credit agreement.

Retail Stores

QSI stores primarily sell agricultural and related products. The Company segments its merchandising mix into seven key product categories: agricultural products (including tractor parts and accessories), specialty hardware, lawn and garden products, workwear products, rural automotive parts and accessories, pet supplies, and general consumer products. Sales of agricultural and related products represent approximately 50% of QSI's total net sales.

The percentage of total store sales for each retail product category for fiscal 2000, fiscal 1999, and fiscal 1998, and a description of each product category, are set forth below:

                                                                ------------------------------------------
                                                                             Fiscal Year Ended
                                                                ------------------------------------------
                                                                 February 3,    January 29,    October 31,
                                                                    2001         2000 (1)         1998
------------------------------------------------------------    ------------------------------------------
Agricultural (including tractor parts and accessories)               20.8%          21.7%          26.6%
Specialty Hardware                                                   15.5%          18.0%          17.6%
Lawn & Garden and Seasonal                                           23.3%          19.6%          17.4%
Workwear                                                             11.1%          10.9%          10.2%
Rural Automotive Parts and Accessories                               13.3%          13.2%          14.3%
Pet Supplies                                                          8.9%           8.6%           7.0%
General Consumer                                                      7.1%           8.0%           6.9%
------------------------------------------------------------   ------------------------------------------
                                                                    100.0%         100.0%         100.0%
                                                               ==========================================

(1)      Includes Quality from the date of the merger.

Agricultural Products. QSI's agricultural product line consists of approximately 9,000 stock-keeping units (SKU's) supplying the needs of the part-time and full-time farmer and rancher, including tractor parts, tillage and harvesting parts, fencing materials, and animal health supplies. This product line consists largely of consumable products and other items requiring replacement on a regular basis. This product line accounted for $234.2 million, $236.5 million, and $156.3 million of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. Agricultural product sales, as a percentage of total sales, decreased to 20.8% in fiscal 2000, as compared to 21.7% in fiscal 1999. This decrease resulted from a full year's effect of the difference in product mix associated with the Quality stores, which were generally less agriculture-focused as the Company's other stores. QSI emphasizes consumable agricultural supplies that are purchased frequently by its customers and does not sell heavy equipment such as tractors or combines.

Specialty Hardware. QSI's specialty hardware line consists of approximately 20,000 SKU's with an emphasis on products with agricultural applications. These products accounted for $174.5 million, $196.4 million, and $103.6 million of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. QSI stores carry a broad range of high-quality hardware with an emphasis on recognized branded professional products, including hand tools, power tools, mechanical tools, electrical products, including outdoor lighting, security lighting and motors, welders, air compressors, generators, paints (as well as a competitively priced private-label brand), and plumbing supplies.

Lawn & Garden and Seasonal Products. QSI's lawn and garden products consist of approximately 3,000 SKU's, including lawn and garden tools, lawn tractors and mowers, nursery stock, fertilizers, lawn fencing, and weed killers. These products accounted for $262.4 million, $214.7 million, and $102.1 million of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. QSI stores offer seasonal bedding plants, trees, and shrubs in their garden centers. QSI stores also offer heating/energy equipment, including stoves, space heaters, and fans.

Workwear. QSI's workwear products are targeted to the specialized needs of its outdoor-oriented customers who require high quality functional apparel. This product category consists of approximately 11,000 SKU's, including premium quality insulated outerwear, overalls, flannel shirts, and work jeans. These products accounted for $125.0 million, $118.6 million, and $59.8 million of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. The Company has been expanding its workwear line in its stores to include quality non-insulated workwear, bib overalls, twill pants, and hunting clothing.

Rural Automotive Parts and Accessories. QSI's rural automotive parts and accessories inventory consists of approximately 5,000 SKU's, including a core selection of automotive parts, batteries, and accessories for rural vehicles, primarily pick-up trucks and tractors. The products accounted for $149.8 million, $144.4 million, and $83.9 million of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. QSI also stocks a small assortment of general automotive items as a convenience to its customers, including oil and lubrication products and anti-freeze. In addition to brand name products, certain of the Company's automotive products are offered under QSI's own private label.

Pet Supplies. QSI's pet supplies offerings consist of approximately 2,000 SKU's, including dog and cat foods, wild bird feed, and rabbit supplies. These products accounted for $100.2 million, $94.0 million, and $40.9 million of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. The pet supplies include economically priced large sizes, such as 50-pound bags of dog food. Certain of these items are sold under QSI's private label.

General Consumer Products. QSI's general consumer products line consists of approximately 9,000 SKU's, representing farm replicas and collectible toys and sporting goods, including guns and ammunition, hunting accessories, camping items, and outdoor living needs. These products accounted for $79.9 million, $87.4 million, and $40.6 million of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. QSI stores also offer seasonal merchandise such as charcoal grills and coolers.

Store Operations

QSI's stores are designed primarily to meet the needs of farmers operating small to medium-sized farms (i.e., farms typically under 250 acres) as well as ranchers, hobby gardeners and DIY customers.

Quality operates under six store names: Quality Farm and Country, Quality Farm and Fleet, CT Farm and Country, Country General, Fisco Farm and Home, and County Post. The Company's stores average 22,800 square feet of indoor selling space, ranging from 6,000 to 63,400 square feet. Average annual sales per store in fiscal 2000 was $3.2 million. In addition to indoor selling space, the Company prefers store sites that have 15,000 to 20,000 square feet of outdoor selling space. The outdoor selling space is primarily used for displaying lawn and garden products, fencing, tractor accessories, and livestock watering and feed equipment.

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

Each store is managed by a store manager who is responsible for all aspects of the store's operations, including the hiring and training of store associates, work scheduling, inventory control, expense control, and customer service. The store manager typically is supported by an assistant manager, core department heads, and an average of 18 sales associates. Store operations are coordinated through district managers, each of whom is currently responsible for eleven to twenty retail stores.

The Company has established an internal store management-training program that focuses on store operations, systems, financial matters, human resources and sales. The Company has implemented a long-range personnel plan that provides for internal promotions, coupled with recruitment of college graduates and hiring of individuals with previous retail experience. Store associates receive training that emphasizes customer service, sales, and product knowledge and store procedures. All QSI store operations management, including district managers, store managers, and assistant managers are compensated based on job performance and participate in an incentive program based on the store/district exceeding a targeted level of profitability.

Other Operations

In addition to QSI's retail stores, the Company also distributes an annual catalog. The QSI catalog, which is distributed under the Company's Valu-Bilt Tractor Parts name, offers a broad assortment of new, used, and rebuilt tractor parts and agricultural components, including approximately 8,500 SKU's. The Company also sells tractor parts and other items to other agricultural retailers and distributors through the same division. In fiscal 2000, catalog sales were approximately $14.1 million, including $3.6 million of product through QSI retail stores. The catalog is distributed nationally to approximately 500,000 households in rural and agricultural communities, through direct mailings and in-store distribution.

Purchasing and Distribution

The Company maintains a staff of 15 merchandise buyers, each of whom is responsible for specific product categories, at its headquarters in Muskegon, Michigan. The purchasing and inventory control process is controlled centrally by the Company's point-of-sale ("POS") and automatic replenishment systems. The Company purchases its merchandise from approximately 2,000 vendors, none of which accounted for more than 10% of the Company's purchases during fiscal 2000. The Company generally maintains multiple sources of supply for its products in order to minimize the risk of supply disruption and to maximize its purchasing power. The Company has no material long-term contractual commitments with any of its vendors.

At March 31, 2001, the Company's distribution network included one full-line distribution facility in Fostoria, Ohio, with 583,000 square feet, as well as four full-case distribution centers in Georgia, Pennsylvania, Nebraska, and California ranging in size from 87,000 to 305,000 square feet.

In January 2001, the Board of Directors approved a plan to eliminate overcapacity in the Company's distribution network through the closure of a full-line facility in Des Moines and six "satellite" facilities. This plan is expected to reduce operating expenses related to the distribution network, including a reduction of 110 employees. At the same time, investments made in the Company's continuing distribution facilities will be maximized.

Corporate Offices and Management Information Systems

QSI has centralized specific functions of its operations, including accounting, the development of store policies and procedures, store layouts, visual merchandise presentation, inventory management, merchandise procurement and allocations, marketing and advertising, human resources and real estate. This centralization effectively utilizes the experience and resources of the Company's senior management and provides a high level of consistency throughout the chain.

All QSI stores use the Company's POS system to capture sales information at the SKU level. Through the POS system, the Company can monitor customer purchases and inventory levels with respect to every item of merchandise in each store daily.

The Company also has an automated inventory replenishment system which utilizes POS information and facilitates the timely replenishment of both the stores and the warehouses. The sales and inventory information used in this system is updated on a daily basis. This system also provides for minimum stocking levels for lower volume items.

Competition

The Company faces competition primarily from other chain and single-store agricultural specialty retailers and from mass merchandisers. Some of these competitors have substantially greater financial and other resources than the Company.

Currently, most of the Company's stores do not compete directly in the markets of other agricultural specialty retail chains. (QSI faces competition from its largest competitor, Tractor Supply Company, near approximately 10% of its stores.) However, there can be no assurance that these chains, certain of which have announced expansion plans, will not expand into the Company's markets.

The Company faces Wal-Mart near 39% of its stores and national home center chains (Home Depot and Lowes) near 27% of its stores. The Company believes that its merchandise mix and level of customer service successfully differentiate it from these types of merchandisers. The Company has, to date, not been significantly impacted by competition from such chains. However, in the past certain retailers have experimented with their product mix in an effort apparently intended to permit them to compete more effectively in the Company's markets. These efforts may continue.

Advertising and Promotions

In fiscal 2000, QSI's primary advertising occurred through the weekly distribution of color print circulars and related promotional pricing, sponsorship of events, and local TV advertising. For fiscal 2001, the Company has taken specific efforts to reduce advertising expenditures by reducing the frequency of its media advertising, television, and sponsorships, and placing greater emphasis on its "ThankQ" customer loyalty program for customer acquisition and promotional purposes. Management anticipates that these reductions in advertising will result in both lower advertising costs and improved margins due to a reduction in advertising-related promotional pricing.

The Company's targeted marketing and customer loyalty program, "ThankQ", is designed to build loyalty in all of its customer segments. The benefits to customers include regular rebates based on a customer's purchasing volume, itemized statements sent to each customer of every purchase made during the year, bulk discounts, and various member-specific sales events. The program also tracks customer purchases, thereby providing a database of the members' purchasing patterns for merchandising strategy and marketing initiatives. QSI believes that increased use of the ThankQ program will allow it to more effectively promote to and service the needs of its best customers while maximizing the cost-benefit of its advertising expenditures, and the Company is focused on additional acquisitions of members for the program. Since February 3, 2001, the Company has increased its ThankQ membership by 35%.

Seasonality and Weather

Prior to the management and operational issues encountered during fiscal 2000, the Company historically generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the second quarter (May through July) of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the first quarter (February through April). The Company expects these trends to continue for the foreseeable future.

The Company's results are also impacted by weather patterns, and can be adversely affected by temperature and precipitation fluctuations outside the expected pattern for each season. Unseasonable weather and excessive rain, drought, or early or late frosts may affect the Company's sales and operating income.

Employees

As of March 31, 2001, QSI had approximately 5,900 employees (approximately 3,400 in full-time and approximately 2,500 in part-time positions). The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

As of March 31, 2001, the Company had 347 stores in 32 states as described in the chart below.

State                      # of             State                   # of
                          Stores                                   Stores
--------------------------------------------------------------------------
Alabama                      1              North Dakota              5
California                  16              Nebraska                 46
Colorado                    17              New Jersey                3
Delaware                     2              New York                 26
Florida                      2              Ohio                     42
Georgia                     10              Oklahoma                  2
Indiana                     18              Pennsylvania             25
Iowa                        15              South Carolina            6
Kansas                       7              South Dakota             11
Kentucky                     7              Tennessee                 2
Maryland                     4              Virginia                 11
Massachusetts                1              Vermont                   1
Michigan                    40              West Virginia             9
Minnesota                    5              Wisconsin                 1
Missouri                     1              Wyoming                   4
Montana                      1                                 -----------
North Carolina               6              TOTAL:                  347
                                                               ===========

The Company owns 81 of the stores and leases the remaining 266 stores. The Company leases its distribution facilities and its corporate headquarters in Muskegon, Michigan. The Company generally negotiates retail store leases with an initial term between five and seven years, with two or three renewal periods of five years each, exercisable at the Company's option. Through January, 2001, the Company paid an average of $5.25 per square foot in retail store occupancy expenses, including rent, taxes, common area charges, repairs and maintenance. Rent expenses generally do not vary based on sales and generally increase 10-15% at the beginning of each option period. Management believes that the Company's properties are generally in good condition and are adequate for their intended uses.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been notified by the U.S. Environmental Protection Agency that it may have potential liability for cleanup costs associated with the cleanup of a dumpsite near Owensburg, Kentucky. To date, the only articles of waste identified as possibly once belonging to the Company are certain empty battery acid containers. The Company believes that any liability it might have as a result of this action would be as a de minimis contributor and will not have a material effect on the Company's financial position, liquidity or future results of operations.

The Company is also party to other routine claims and lawsuits arising in the ordinary course of business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business. Compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quality Stores, Inc.'s common stock is held entirely by Holdings. See "Item 1. Business - Overview".

In fiscal 1999, the Company paid cash dividends of $1,542,000 to Holdings. The Company did not pay such dividends in fiscal 2000 and had not previously paid any cash dividends on its common stock. Although the Company may pay limited cash dividends on its common stock, the Company's ability to pay cash dividends is restricted by the Credit Agreement and Senior Notes.

ITEM 6.  SELECTED FINANCIAL DATA

                                                               Successor (7)                        |            Predecessor (7)
                                        ----------------------------------------------------------  |  -----------------------------
                                         Fiscal Year    Fiscal Year    Fiscal Year   Seven Months   |   Five Months      Fiscal
                                            Ended          Ended          Ended         Ended       |      Ended        Year End
                                         February 3,    January 29,    October 31,   November 1,    |    March 26,     November 2,
                                            2001 (3)    2000 (4)(5)        1998          1997       |      1997           1996
                                        ----------------------------------------------------------  |  -----------------------------
                                                                                                    |
Net sales (000's)                          $1,126,039     $1,092,021      $587,195     $305,122     |      $106,048      $293,020
Merger integration and other                                                                        |
  nonrecurring charges (000's)                 21,113         15,820            --            --    |            --            --
Income (loss) from continuing                                                                       |
  operations (000's)                          (50,676)         3,163         9,975        1,365     |        (1,247)        8,744
Ratio (deficiency) of earnings to                                                                   |
   fixed charges (1)                          (72,518)          1.2x          1.8x         1.3x     |        (1,881)         5.3x
Number of stores at end of period                 347            350           214          227     |           112           111
Comparable store sales per square foot                                                              |
   of indoor selling space (2)                    146            163           180          191 (6) |                         222
Comparable store sales increases                                                                    |
   (decreases) (3)                             (14.4%)          0.8%          4.6%        (4.7%)(6) |                        1.0%
Balance sheet data (at end of period):                                                              |
  (000's) (4)                                                                                       |
   Working capital                           $152,142       $191,904      $130,484      $85,639     |                     $63,803
   Total assets                               793,739        822,463       418,845      434,235     |                     159,238
   Long-term debt, less current portion       396,696        388,554       181,075      153,171     |                      17,341
   Stockholders' equity                       191,451        224,627       129,757      119,547     |                      90,063



                                                                                  Three Months Ended
                                                                     ------------------------------------------
                                                                                              January 31, 1998
                                                                       January 30, 1999          (Unaudited)
                                                                     ------------------------------------------

Net sales (000's)                                                           $146,147                $144,393
Income from continuing operations (000's)                                      1,485                     590
Ratio of earnings to fixed charges (1)                                          1.5x                    1.2x
Number of stores at end of period                                                224                     227
Comparable store sales increases (decreases) (3)                                6.1%                    2.3%
Balance sheet data (at end of period) (000's):
  Working capital                                                           $136,310                 $85,501
  Total assets                                                               439,606                 425,210
  Long-term debt, less current portion                                       190,843                 150,500
  Stockholders' equity                                                       131,242                 120,137

(1)  For purposes of computing this ratio,  earnings  consist of income (loss) before income taxes plus fixed charges.  Fixed charges  consist of interest  expense,  amortization  of deferred  financing  costs and 20.0% of the rent  expense  from operating leases, which the Company believes is a reasonable  approximation of the interest factor included in the rent.
     For the periods where a ratio is not present,  earnings were insufficient to cover fixed charges by the amount indicated
     as a deficiency.

(2)  Comparable  sales per square foot of indoor  selling space is calculated by dividing store sales by total indoor selling square  footage  for stores open and  operated by QSI at least  twelve  months in each fiscal  year.  The amount for the
     53-week fiscal year ended February 3, 2001, has been adjusted to reflect a comparable 52-week year.


(3)  Comparable store sales percentage is computed as the change in sales for stores open and operated by QSI for at least 12 months in each year as compared to sales for the same stores for the prior year. The fiscal year ended February 3, 2001, was a 53-week  year.  The 14.4%  decrease  in  comparable  store  sales in fiscal  2000 has been  adjusted  to reflect a comparable 52-week year. Comparable store sales declined 12.7% without such adjustment.

(4)  During the fiscal year ended January 29, 2000, the Company acquired Quality in a transaction in which Quality was merged with and into the Company.

(5)  During  fiscal 1999,  the Company  changed its fiscal year end from the  Saturday  nearest to October 31 to the Saturday nearest to January 31.

(6)  Calculations are for the 12-month fiscal year ended November 1, 1997.

(7)  As a result of the  Acquisition of the Company by Childs,  a new basis of accounting has been reflected in the Company's financial  statements  reflecting  the fair values for the Company's  assets and  liabilities  as of March 27, 1997. The financial  statements of the Company for periods prior to March 27, 1997, are presented on the historical  cost basis of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the selected consolidated financial data and the consolidated financial statements of the Company and related notes thereto.

Overview

The Company, although previously profitable, incurred significant nonrecurring charges that contributed to an operating loss for fiscal 2000 and experienced cash flow issues that related primarily to difficulties encountered as a result of the merger of CT and Quality. These included problems in system integrations that were accelerated by the Year 2000 deadline, mapping stock-keeping-unit
(SKU) data from different assortments, application of an inappropriate business model for a highly-leveraged company, and a $60.0 million "overbuy" of spring product early in fiscal 2000. By the time inventory was re-balanced among stores, the spring season was over. Therefore, the Company was forced to maintain this inventory until the spring season of fiscal 2001 before it could be sold. This resulted in limited remaining borrowing capacity to fund its inventory for the fall and winter 2000 seasons and poor operating results for those periods.

Further, former management had instituted an ill-advised "trade-dating-for-discounts" strategy, which positioned the Company's trade payables as past due based on unusually short dating. At the same time, the spring overbuy problem prevented the Company from taking advantage of the discounts, leaving the Company with past-due amounts as a result of the short dating and without the ability to earn the larger discounts that were based on that shorter dating.

A management change instituted by the Board of Directors in November, 2000 resulted in significant turnover at the upper management levels. The new management team has quickly taken steps to correct the Company's business model, improve liquidity, and instill an improved, performance-based culture.

During fiscal 2000, and most recently in February 2001, the Company received indirect capital infusions from the stockholders of Holdings ($33.2 million in total) and finalized an amendment to its bank agreement to meet its working capital needs. Financial covenants associated with the bank agreement were eliminated for fiscal 2000, and future covenants were amended.

Specifically, the Company, led by its new management team, has taken the following actions:

o In the first quarter of fiscal 2001, the Company obtained an additional $15.7 million in equity indirectly from the stockholders of Holdings (including $1.0 million from QSI's Chief Executive Officer, Jerry Horn, and $0.7 million from other corporate officers) and finalized an amendment to its bank agreement that resulted in additional liquidity to fund the Company's spring 2001 inventory needs beyond the inventory carried over from the previous spring.
o The Company has overhauled advertising methods by reducing the frequency of its print advertising, reducing television and sponsorships, and placing greater emphasis on its "ThankQ" customer loyalty program. Management anticipates that these reductions will result in both lower advertising costs and improved margins due to a reduction in advertising-related promotional pricing.
o The Company eliminated infrastructure overcapacity by the planned closure of seven distribution centers. This resulted in a reduction of 110 employees as well as savings in occupancy and other administrative costs. In addition, the Company terminated 10 executive and 45 administrative personnel during the year at its corporate office.
o The Company continues to pursue and obtain extended payment terms with its vendors that more closely match inventory movement.
o The Company has reduced SKU's, resulting in less inventory investment in each category and improved overall gross margin. Approximately 17,000 SKU's have been eliminated from the active assortment through this process, which is ongoing.
o The Company has implemented improved expense reduction and control procedures throughout its organization.
o The Company closed 17 underperforming stores in the last half of fiscal 2000 in order to generate cash from the liquidation of their inventories. Additionally, the Company liquidated approximately $32 million and $23 million of slow-moving inventory in January 2001, and the first quarter of fiscal 2001, respectively.
o The Company finalized sale-leaseback transactions related to a store in Michigan and its full-line distribution facility in Fostoria, Ohio, in January 2001, resulting in cash proceeds of $16.1 million.

The Company's new management team believes that the corrective steps and actions taken to date, as well as continued implementation of the revised business plan, will improve its cash flow from operations, operating results and its financial position.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's Statements of Operations (in millions), and those items expressed as a percentage of net sales.

                                                                           Fiscal Year Ended
                                                    -----------------------------------------------------------------
                                                     February 3, 2001        January 29, 2000       October 31, 1998
                                                    -----------------------------------------------------------------
                                                       $           %           $           %          $          %
                                                    -----------------------------------------------------------------
Net sales                                           1,126.0       100.0    1,092.0       100.0       587.2      100.0
Losses on inventory liquidation                         4.5         0.4         --          --          --         --
Cost of sales                                         822.0        73.0      774.5        70.9       410.2       69.9
                                                    -----------------------------------------------------------------
    Gross profit                                      299.5        26.6      317.5        29.1       177.0       30.1
Selling, general and administrative expenses          299.6        26.6      251.4        23.0       134.6       22.9
Store closing expenses                                  7.3         0.6         --          --          --         --
Distribution network reorganization costs               4.9         0.4         --          --          --         --
Severance costs                                         2.6         0.2         --          --          --         --
Merger integration expenses                             1.9         0.2       15.8         1.4          --         --
Amortization of intangibles                             7.8         0.7        6.3         0.6         3.6        0.6
                                                    -----------------------------------------------------------------
    Operating income (loss)                           (24.6)       (2.1)      44.0         4.0        38.8        6.6
Interest expense                                       47.9         4.3       34.6         3.2        20.5        3.5
                                                    -----------------------------------------------------------------
Income (loss) before income taxes                     (72.5)       (6.4)       9.4         0.9        18.3        3.1
Income taxes (credit)                                 (21.8)       (1.9)       6.2         0.6         8.4        1.4
                                                    -----------------------------------------------------------------
    Net income (loss)                                 (50.7)       (4.5)       3.2         0.3         9.9        1.7
                                                    =================================================================

Fiscal 2000 1 Compared to Fiscal 1999

Net sales for the fiscal year ended February 3, 2001, were $1,126.0 million, an increase of $34.0 million, or 3.1%, as compared to net sales for the fiscal year ended January 29, 2000 of $1,092.0 million. This increase was due principally to the inclusion of a full year of sales for the stores acquired through the Quality merger in May 1999, the opening of 25 new stores in fiscal 2000, a full year of sales for 24 new stores opened during fiscal 1999, and an additional week of sales attributable to the 53rd week of fiscal 2000. This increase was partially offset by a comparable stores decrease of approximately 14.4% compared to fiscal 1999 (net of sales attributable to the additional week in fiscal
2000), and the closure of 28 stores during fiscal 2000.

Comparable stores sales, which include comparable stores acquired in the Quality acquisition, were impacted negatively in the second quarter of fiscal 2000 as a result of cold, wet weather conditions in the Company's northeast markets and dry and drought conditions in Colorado and Nebraska. The Company's sales were impacted negatively in the third and fourth quarters of fiscal 2000 primarily as a result of out-of-stock issues resulting from interruptions in normal vendor shipping patterns while the Company renegotiated its credit agreement. Unusually high sales of generators during fiscal 1999 related to customers' preparations for "Year 2000" problems also reduced comparable sales of those products during fiscal 2000.

Gross profit for fiscal 2000 was $299.5 million, a decrease of $18.0 million, or 5.7%, as compared to $317.5 million for fiscal 1999. Gross profit as a percentage of sales decreased to 26.6% for fiscal 2000, as compared to 29.1% for fiscal 1999. The decreases in both gross profit dollars and percentage were the result of losses on inventory liquidated through store closings, lost volume rebates and cash discounts from vendor shipping and payment issues encountered by the Company related to its credit position during fiscal 2000, and the sale of certain inventory deliberately marked down in order to generate further liquidity. Additionally, the former business model employed by the Company during fiscal 2000 heavily emphasized advertising and promotional pricing in an attempt to drive sales, resulting in lower margins.

Selling, general, and administrative (SGA) expenses for fiscal 2000 were $299.6 million, an increase of $48.2 million, or 19.2% over fiscal 1999 SGA expenses of $251.4 million. SGA expenses as a percentage of sales increased to 26.6% in fiscal 2000, as compared to 23.0% in fiscal 1999. These increases were due to a full year of expenses related to the stores acquired in the Quality merger in May 1999, expenses related to new stores opened during fiscal 2000, increased advertising expenditures associated with prior management's over-emphasis on advertising and promotional pricing in fiscal 2000, higher insurance costs resulting from a tightening of insurance markets, and an additional week of expenses attributable to the 53rd week of fiscal 2000. Advertising expenses increased $12.0 million as former management attempted to gain sales through increased advertising and promotion which could not be supported by the Company's in-stock position, and by increased use of venues such as television, concert and other sponsorships well beyond historical and plan levels which did not produce measurable benefit. This increase was partially offset by dropping all advertising in January 2001, resulting in a net increase in advertising expense of $10.4 million versus the prior year. The increase in SGA expenses was partially offset by some realization of synergies from the merger, the closure of 28 stores during fiscal 2000, headcount reductions and other employee terminations during fiscal 2000, and other expense reduction efforts.

Distribution network reorganization costs relate to a charge of $4.9 million taken for the planned closure of six of the Company's satellite distribution facilities and a full-line distribution center in Des Moines, Iowa by July 2001. These costs include remaining occupancy obligations and severance payments to terminated employees. The reorganization of the distribution network was implemented in order to reduce excess capacity in the network established during the merger, thereby reducing future operating costs.

Store closing expenses of $7.3 million (excluding losses on inventory liquidation included in the computation of gross profit) relate to expenses associated with the closure of 17 underperforming stores in September 2000 in order to generate additional liquidity for the Company. These expenses related to the impartment of equipment ($1.2 milion), and remaining lease obligations and other exit costs ($6.1 million). The Company closed 11 other under-performing stores during fiscal 2000 which coincided with the expiration of those stores' lease obligations and did not have a material effect on the Company's operating results.

_______
1 Fiscal 2000 was a 53-week year, while fiscal 1999 was a 52-week fiscal year. Discussion and analysis of operating results include relevant adjustments.

Severance costs of $2.6 million in fiscal 2000 relate to the termination of 10 executive and 45 administrative personnel at the corporate office during the year. These terminations resulted from headcount reductions as well as the replacement of a majority of the prior management team in the fourth quarter of fiscal 2000.

Merger and integration expenses for fiscal 2000 were $1.9 million compared to $15.8 million in fiscal 1999. The merger and integration expenses are attributable to costs related to closing the former corporate headquarters in Des Moines, Iowa, and expenses incurred to integrate the CT and Quality operations. These costs include severance and retention costs for employees, costs associated with leased facilities to be closed, and costs to facilitate the integration process, particularly the implementation and standardization of information systems. The integration of Quality into the Company was substantially complete at the end of the first quarter of fiscal 2000.

Amortization of intangibles was $7.8 million for fiscal 2000 and $6.3 million in fiscal 1999. The increase is due to a full year of amortization of the additional goodwill acquired in the Quality merger.

Operating loss for fiscal 2000 was $24.6  million,  a decrease of $68.6 million, as compared to  operating  income of $44.0  million for fiscal  1999.  Operating income  (loss) as a  percentage  of sales  decreased  to (2.1%) for fiscal  2000 compared  to 4.0% for  fiscal  1999.  The  decrease  resulted  from the  factors discussed  above,  and is summarized as follows:

Reduction in merger integration expenses                                      $  13.9
Sales decline impact due to SKU-mapping problems and shipment interruptions     (32.2)
Sales decline impact of generators                                               (3.0)
Impact of store closings                                                        (11.8)
Markdowns below cost to raise cash and eliminate slower-moving inventory        (11.3)
Severance costs of terminated employees                                          (2.6)
Distribution network reorganization costs                                        (4.9)
Increase in advertising expenses due to over-emphasis on promotions             (12.0)
Increased goodwill amortization                                                  (1.5)
Reduction in vendor allowances                                                   (4.0)
All other, net                                                                     .8
                                                                              -------
   Change in operating profit                                                 $ (68.6)
                                                                              =======

Interest expense for fiscal 2000 was $47.9 million, an increase of $13.3 million, as compared to $34.6 million for fiscal 1999. This increase was primarily due to additional borrowings used to finance the Quality acquisition, higher borrowings under the Company's revolving credit facility, an increase in average interest rates, and amortization of additional deferred financing costs.

The income tax credit for fiscal 2000 was $21.8 million as compared to income tax expense for fiscal 1999 of $6.2 million. The credit for income taxes as a percentage of the pretax loss was 30.0%, compared to income taxes as a percentage of pretax earnings of 66.3% for fiscal 1999. Goodwill amortization, the majority of which is not deductible for income tax purposes, has a significant impact on the Company's effective income tax rate.

Fiscal 1999 Compared to Fiscal 1998 2

Net sales for the fiscal year ended January 29, 2000, were $1,092.0 million, an increase of $504.8 million, or 86.0%, as compared to net sales for the fiscal year ended October 31, 1998, of $587.2 million. The increase was due principally to the acquisition of 122 stores, primarily through the Quality merger. Net sales include $445.5 million of Quality sales since the date of acquisition. In addition, the Company opened 24 new stores subsequent to October 31, 1998, and had an increase in comparable store sales of $4.4 million, or 0.8%.
_________
2 Effective for the year ended January 29, 2000, the Company's fiscal year end was changed from the Saturday closest to October 31 to the Saturday closest to January 31.

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

Selling, general, and administrative expenses for fiscal 1999 were $251.4 million, an increase of $116.8 million, or 86.8% over fiscal 1998. This increase was due primarily to costs related to the acquisition and operation of the Quality stores and costs related to new store openings. Selling, general, and administrative expenses as a percentage of sales increased to 23.0% in fiscal 1999 as compared to 22.9% in fiscal 1998. This increase is primarily attributable to costs related to new store openings in fiscal 1999.

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

Income tax expense for fiscal 1999 was $6.2 million, a decrease of $2.2 million, or 26.2% as compared to $8.4 million for fiscal 1998. Income taxes as a percentage of pretax earnings were 66.3% in fiscal 1999 as compared to 45.7% in fiscal 1998. The increase is due primarily to amortization of goodwill related to the Quality merger, which is not deductible for income tax purposes.

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

Liquidity and Capital Resources

The Company's primary ongoing cash requirements are those necessary to fund its operations and meet its debt service obligations. QSI's primary sources of liquidity have been funds generated from operations, borrowings pursuant to the Company's revolving and term credit facilities, short-term trade credit, and additional equity investments.

On February 3, 2001, the Company had working capital of $152.1 million, a decrease of $39.8 million, as compared to working capital of $191.9 million on January 29, 2000. This decrease resulted primarily from changes in inventory and accounts payable. On February 3, 2001, the Company's inventories were $325.1 million, a decrease of $40.3 million, as compared to $365.4 million at January 29, 2000. On February 3, 2001, the Company's accounts payable were $132.3 million, an increase of $8.3 million, as compared to $124.0 million at January 29, 2000. The decrease in inventory is a result of store closings during the year, efforts to reduce the Company's SKU assortment, and poor in-stock levels at February 3, 2001, prior to the amendment of the Company's bank agreement on February 6, 2001, which provided additional financing to improve in-stock positions. The increase in accounts payable reflects the Company's efforts to improve inventory financing by obtaining more appropriate dating from its vendors, as well as past due balances as a result of the Company's cash flow constraints during fiscal 2000.

As a result of actions taken and financing received described above, the Company has increased average dating terms from 45 days at the end of the fiscal year to an average of 56 days at present, with a goal of further improving dating to an average of 61 days. At February 3, 2001, approximately $81.2 million of trade payables were past current terms. As a result of new shipments, payments, and term changes as noted above, by April 30, 2001, past due trade payables had been reduced to $29.0 million.

Operating activities of the Company utilized $3.6 million and $19.0 million of net cash in fiscal 2000 and 1999, respectively. The use of net cash in fiscal 2000 resulted primarily from nonrecurring charges and operating losses incurred by the Company as a result of the factors noted above offset by the effect of decreases in inventory, while the use of net cash in fiscal 1999 resulted primarily from a decrease in accounts payable.

The Company's capital expenditures were $48.5 million and $35.7 million for fiscal 2000 and 1999, respectively. The majority of capital expenditures were for fixtures, equipment, and leasehold improvements for new stores, additions to the Company's primary distribution facilities, and information systems expenditures related to completing the systems integration of the Quality merger. The Company intends to limit its capital expenditures in fiscal 2001 primarily to renewal and repair at existing stores and distribution centers, totaling approximately $4.5 million. During fiscal 2000, the Company reduced its net cash outflows for capital purposes by selling and leasing back four stores and the building and equipment of its Fostoria, Ohio distribution center, resulting in cash proceeds of $23.0 million for the transactions. Approximately $5.9 million of these proceeds was used to pay down term loan borrowings under its bank credit agreement.

At February 3, 2001, the Company had a bank credit agreement for which borrowings totaled $189.4 million under two term loan facilities (Tranche A and B) and $121.2 million under a revolving credit Agreement. On February 6, 2001, contemporaneous with an equity infusion of $15.7 million, an amendment to the bank credit agreement (the Amended Credit Agreement) increased the Company's maximum revolving credit availability to $160 million, through a combination of revolving credit borrowings up to $150.0 million and letters of credit up to $15.0 million. (The combination is limited to $160 million in the aggregate.) The amendment also eliminated certain covenants for the period ending February 3, 2001 and adjusted such covenants for further periods. The amendment was filed as an exhibit to the Company's Form 8-K filing on March 23, 2001.

The Amended Credit Agreement requires a reduction of the revolving credit to $130.0 million for 30 consecutive days during the period from July 1, 2001 to September 30, 2001. Thereafter, no specific reductions will be required for the remaining period of the revolving credit facility, which extends through October 31, 2004. The revolver balance will continue to be governed through the ratio of senior debt to inventory.

The Tranche A term loan ($75.1 million) is payable in alternating quarterly installments of $2.5 million and $7.5 million through April 30, 2004 and final quarterly installments of $11.25 million and $0.9 million through October 31, 2004. The Tranche B term loan ($114.3 million) requires alternating of $0.2 million and $0.5 million through October 31, 2004 and then alternating quarterly principal installments of $28.4 million and $5.5 million through April 30, 2006. The Company is required to make mandatory prepayments based on the Company's excess cash flow, as defined, or upon the sale of certain assets or the issuance of additional equity.

Borrowings under the Amended Credit Agreement are secured by all assets of the Company and bear interest at the prime or eurodollar rates plus a margin (approximately 8.9% to 9.9% at February 3, 2001). The revolving credit debt is also subject to a 0.5% commitment fee on its unused portion.

The Company's long-term borrowing agreements contain covenants, which require the Company to maintain certain other financial ratios and also restrict, among other things, the payment of dividends, incurrence of additional debt, capital expenditures, mergers and acquisitions, and the disposition of assets. The Company has made all debt payments and has complied with all bank covenants since February 3, 2001.

Commercial and standby letters of credit outstanding at February 3, 2001 and January 29, 2000, totaled $4.4 million and $9.9 million, respectively.

The Company is party to interest rate cap agreements (the Cap Agreements) with a bank to reduce the impact of changes in interest rates on its floating term loan debt. The Cap Agreements have a notional amount of $105.0 million, and cap the eurodollar rate on the notional amount at 7%, plus an applicable margin. The Cap Agreements expire in fiscal 2001.

The Company anticipates that its principal uses of cash in the foreseeable future will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, and particularly upon the Company's revised business model and operating strategies, the Company believes that its cash flow from operations, together with amounts available under the Amended Credit Agreement, will be adequate to meet its anticipated requirements in the foreseeable future for working capital, capital expenditures and debt service, and will continue to enhance its credit position in the vendor community and improve vendor business relationships. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing or to reduce its capital spending. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

Seasonality and Weather

Prior to the management and operational issues encountered during fiscal 2000, the Company historically generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the second quarter (May through July) of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the first quarter (February through April). The Company expects these trends to continue for the foreseeable future.

The Company's results are also impacted by weather patterns, and can be adversely affected by temperature and precipitation fluctuations outside the expected pattern for each season. Unseasonable weather and excessive rain, drought, or early or late frosts may affect the Company's sales and operating income.

Inflation

Management does not believe its operations have been materially affected by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to potential market value loss arising from adverse changes in interest rates. The Company's financial instruments subject to market risk are held for purposes other than trading.

The Company is party to interest rate cap agreements (the Cap Agreements) with a bank to reduce the impact of changes in interest rates on its floating term loan debt. The Cap Agreements have a notional amount of $105.0 million, and cap the eurodollar rate on the notional amount at 7%, plus an applicable margin. The Cap Agreements expire in fiscal 2001. The Company is exposed to interest rate risk in the event of nonperformance by the counterparty to the Cap Agreements; however, the Company does not anticipate nonperformance by the bank. At February 3, 2001, $189.4 million of term debt was outstanding.

The following table provides principal cash flows and related interest rates of the Company's long-term debt by fiscal year of maturity (in millions):

                                                                                                      2000              1999
                                                                                                ----------------------------------
                                                                                                 Total    Fair     Total    Fair
                                     2001     2002     2003     2004     2005    2006     2007            Value             Value
                                    ----------------------------------------------------------------------------------------------
Long-term debt,
  including current portion:
  Fixed rate                          $0.5    $0.3     $0.0     $0.0    $0.0     $0.0   $105.0   $105.8    $22.3   $106.3    $97.9
  Average interest rate                                                                  10.6%    10.6%             10.6%

Variable rate                        $21.2   $21.2    $21.2   $165.3   $47.3    $34.4     $0.0   $312.6   $312.6   $304.4   $304.4
  Average interest rate               9.5%    9.6%     9.6%     9.3%    9.3%     9.3%       --     9.5%

Interest Rate Caps:
  Notional amount                   $105.0                                                       $105.0     $0.0
  Strike rate                         7.0%
  Forward rate                        4.3%



ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included at pages F-1 through F-31.

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

Name                     Age    Position(s)
-------------------------------------------------------------------------------
Jerry D. Horn             63    Chairman of the Board, President,
                                Chief Executive Officer, Director
William A. Waack          37    Senior Vice-President, Chief Operating Officer,
                                Director
Thomas J. Reinebach       51    Senior Vice-President of Finance, CFO,
                                Secretary, Director
John W. Childs            59    Director
Steven G. Segal           40    Vice-President, Director
Adam L. Suttin            33    Vice-President, Director
David C. Bliss            64    Director
Richard C. Dresdale       45    Director
Habib Y. Gorgi            44    Director
John L. Hilt              56    Director
Peter Lamm                49    Director
William E. Watts          48    Director


Jerry D. Horn joined the Company as President and Chief Executive Officer in November 2001. He formerly was CEO from 1985 to 1991, then Chairman from 1991 to 1999 of General Nutrition Companies, Inc., a 4,500-store vitamin and nutritional supplement retail chain operating under the GNC name. Mr. Horn was President and CEO of Recreational Equipment, Inc., from 1979 to 1983. He was President of Thousand Trails, a Seattle-based membership campground company from 1983 to 1985. From 1959 to 1979, Mr. Horn served in many management positions with Sears, Roebuck & Company. He joined J. W. Childs Associates as an operating partner in 1995 and is a director of Bass Pro Shops and Jillians Entertainment. Mr. Horn graduated from Drake University with a B.S. degree.

William A. Waack, Senior Vice-President and Chief Operating Officer, joined the Company in May 1999. Prior to May 1999, Mr. Waack was employed by Quality for 13 years, where he held several management positions in store operations and merchandising, including Regional Manager, Buyer, and Merchandise Manager. Mr. Waack is a graduate of Saginaw Valley State University.

Thomas J. Reinebach, Senior Vice-President of Finance and Chief Financial Officer, joined the Company in June 2000 as Senior Vice-President of Distribution and Chief Information Officer. In November, Mr. Reinebach took on the additional responsibilities of Chief Financial Officer. Prior to that time, he held executive positions at Toys `R Us for 11 years, including Senior VP and CIO, Senior VP of Distribution, Senior VP and Toy Division CFO, and Senior VP of Operations Development. Prior to that time, Mr. Reinebach was with Arthur Andersen & Company in Chicago for 17 years, most recently as partner. Mr. Reinebach is a graduate of Bob Jones University.

John W. Childs has been President of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May 1987, most recently holding the position of Senior Managing Director. He is a director of Big V Supermarkets, Inc., Edison Schools, Inc., Chevys, Inc., DESA International, Inc., Pan Am International Flight Academy, Inc., Ross University, American Safety Razor Company, Bass Pro Shops, Inc., and Hartz Mountain, Inc..

Steven G. Segal is Senior Managing Director of J.W. Childs Associates and has been an executive of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1987 most recently holding the position of Managing Director. He is a director of Universal Hospital Services, Inc., National Nephrology Associates, Inc., The NutraSweet Company, Big V Supermarkets, Inc., and Jillian's Entertainment Holdings, Inc. and is Chairman of the Board of Empire Kosher Poultry, Inc.

Adam L. Suttin is a Managing Director of J.W. Childs Associates and has been an executive of J.W. Childs Associates since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. He is a director of American Safety Razor Company, The NutraSweet Company, Ross University, Empire Kosher Poultry, Inc., and DESA International, Inc.

David C. Bliss, is retired from Quality. Prior to its acquisition in May 1999, Mr. Bliss was employed by Quality, joining as a Director. He was Vice-President and Secretary/Treasurer in 1976 and was promoted to President in 1986, to Chief Executive Officer in 1992, and served as Chairman of the Board from 1995 to 2000. Mr. Bliss is a graduate of Western Michigan University.

Richard C. Dresdale is President of Fenway Partners, Inc., and was a founding partner. Prior to founding Fenway, Mr. Dresdale was employed by Clayton, Dubilier and Rice, Inc., most recently as Principal. Mr. Dresdale serves as a director of a number of Fenway's portfolio companies, including Aurora Foods, Inc., Simmons Company, Delimex Holdings, Inc., and Blue Capital Management, LLC.

Habib Y. Gorgi is a Managing Director of Navis Partners, LLC and formerly President of Fleet Private Equity Co., Inc., an affiliate of FleetBoston Financial. He is currently President of Silverado III Corp., the General Partner of Silverado III, L.P., the General Partner of Chisholm Partners III, L.P. Pursuant to an agreement between FleetBoston Financial and the general partners of Silverado III, Corp., Silverado III, Corp. has sole voting and investment authority over the QSI stock held by Fleet Growth Resources III, Inc. Mr. Gorgi is President of Silverado V Corp. Silverado V Corp is a general partner of Fleet Equity Partners VII, L.P. He is also a Managing General Partner of Kennedy Plaza Partners. Mr. Gorgi serves as a Director for several companies, including IOS Brands Corporation, Simonds Industries, Inc., Roadrunner Freight Systems, Inc. and Savage Sports Corporation. He received his bachelors degree from Brown University and a master's degree from Columbia University.

John L. Hilt is retired from Quality. Prior to his retirement, he held the position of Chairman Emeritus of the Board of Directors. John joined Quality in 1967 and held several positions during his full-time career with the Company. He became President in 1974, was promoted to Chairman of the Board in 1986, and became Chairman Emeritus in December of 1995. Mr. Hilt is a graduate of Purdue University.

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

William E. Watts was President and Chief Executive Officer of General Nutrition Companies, Inc., from 1991 through March 2001. Prior to that he served as President and Chief Operating Officer. General Nutrition is a 5,000+ store retail chain selling vitamin and nutritional supplements operating under the name GNC. Mr. Watts is also a member of the Supervisory Board of Royal Numico, a leading multi-national consumer products company whose primary businesses are infant formula and dietary supplements as well as a Member of the Board of Directors for Equinox, a specialty health club chain.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation earned for all services rendered to the Company during fiscal 2000, fiscal 1999, and fiscal 1998, as applicable, by the Company's Chief Executive Officer and other four most highly compensated executive officers who were employed by the Company at the close of fiscal 2000 (collectively, the "Named Executives"), the Company's former Chief Executive Officer and certain other persons employed by the Company as executive officers during fiscal 2000.

                                                                                   Annual Compensation
                                                                 ------------------------------------------------------
                                                                                                          All Other
                                                                  Fiscal    Salary (1)      Bonus      Compensation (2)
Name and Principal Position                                        Year        ($)           ($)             ($)
-----------------------------------------------------------------------------------------------------------------------
Jerry D. Horn (3)                                                  2000             0             0              0
Chairman of the Board, President, Chief Executive Officer,
Director

William A. Waack (4)                                               2000       155,048             0          1,157
Senior Vice-President, Chief Operating Officer, Director           1999        85,175        53,647          1,260

Thomas J. Reinebach (5)                                            2000       149,039             0         14,019
Senior Vice-President of Finance, Chief Financial Officer,
Secretary, Director

Ted G. Britton (6)                                                 2000       108,954             0          3,929
Vice-President, Human Resources and Administration                 1999        64,174        38,626          1,925

John J. Keenan, Jr. (7)                                            2000        86,731        25,000         43,393
Vice-President, Merchandising

James T. McKitrick (8)                                             2000       472,500             0         57,039
Former President & Chief Executive Officer                         1999       535,000       286,318          6,742
                                                                   1998       435,000       224,743          5,000

Alan L. Fansler (9)                                                2000       264,827             0         33,685
Former Executive Vice-President & Chief Operating Officer          1999       198,654       147,173          4,520

G. Dean Longnecker (10)                                            2000       225,750             0         63,404
Former Executive Vice-President-Integration                        1999       273,000       146,103          1,890
                                                                   1998       265,000       136,912          4,587

-----------------------------------------------------------------------------------------------------------------------

(1)  Includes compensation deferred at the Named Executive's election under the Company's 401(k) Plan.
(2)  Represents amounts contributed by the Company during each fiscal year, as applicable, to the Named Executive's
     401(k) Plan, and relocation benefits provided by the Company.
(3)  Mr. Horn was appointed  President and Chief  Executive  Officer of the Company in November 2000. Mr. Horn does not receive compensation for his position.
(4)  Mr. Waack joined the Company as of May 7, 1999, in connection with the merger of CT and Quality. Mr. Waack was appointed to his present position in November 2000.
(5)  Mr. Reinebach joined the Company in June 2000 and was appointed to his present position in November 2000.
(6)  Mr. Britton joined the Company as of May 7, 1999, in connection with the merger of CT and Quality.
(7)  Mr. Keenan joined the Company as of May 28, 2000.
(8)  Mr. McKitrick's employment with the Company terminated in November 2000.
(9)  Mr.  Fansler  joined the  Company as of May 7, 1999,  in  connection  with the merger of CT and  Quality.  Mr.
     Fansler's employment with the Company terminated in September 2000.
(10) Mr. Longnecker's employment with the Company terminated in November 2000.

Employment Arrangements with Executive Officers

Various executives and other members of management participate in incentive bonus programs targeted to Corporate and individual performance objectives.

There are no employment agreements with any of the Company's current executives.

Mr. McKitrick's Employment Agreement provided for a base salary of $535,000 subject to the annual increases as determined by the Board of Directors. Mr. McKitrick's Employment Agreement provided for a severance payment equal to his base salary for 18 months if his employment was terminated or if he was not reelected as President and Chief Executive Officer or Chairman, not subject, however, to reduction for any compensation earned from during such 18-month period from other businesses.

Mr. Fansler's Employment Agreement provided for a base salary of $275,000 subject to the annual increases as determined by the Board of Directors. Mr. Fansler's Employment Agreement provided for a severance payment equal to his base salary for 12 months if his employment was terminated or if he was not reelected as Executive Vice-President and Chief Operating Officer.

Mr. Longnecker's Employment Agreement provided for a base salary of $273,000 subject to the annual increases as determined by the Board of Directors. Mr. Longnecker's Employment Agreement provided for a severance payment equal to his base salary for 12 months if his employment was terminated.

The Employment Agreements also contemplated that certain members of management will participate in stock option plans of Holdings. Allocations of options among the management group were to be made in the first instance by the Chief Executive Officer of the Company, subject to ratification by Holdings' Board of Directors. A portion of such allocations was made during fiscal years 1999 and 1998. The management stock options are subject to accelerated vesting based on the Company's achievement of certain operating cash flow targets.

At the time of the management change in November, 2000, options to purchase stock in Holdings were granted to certain members of management. Such options vest 50% after 18 months and 100% after 36 months. The following table provides certain information concerning options to purchase Holdings common stock during fiscal 2000 to each Named Executive Officer of the Company.

Options Granted in Last Fiscal Year
                                                                                         Potential Realizable Value At
                                                                                            Assumed Annual Rates Of
                                                                                         Stock Price Appreciation For
                                         Individual Grants                                        Option Term (1)
                           --------------------------------------------------------------------------------------------
                             Number of       Percent Of       Exercise
                              Shares        Total Options        or          Expiration
Name                          Granted         Granted         Base Price       Date            5%            10%
-----------------------------------------------------------------------------------------------------------------------
Jerry D. Horn                       0                0               0
William A. Waack               31,460            22.4%            $.01         none          $50,930        $53,371
Thomas J. Reinebach            25,740            18.4%            $.01         none           41,670         43,667
Ted G. Britton                 11,440             8.2%            $.01         none           18,520         19,408
John J. Keenan, Jr.            20,020            14.3%            $.01         none           32,410         33,963
-----------------------------------------------------------------------------------------------------------------------

(1) The options do not have a stated term.  A term of 10 years has been used for the purposes of these computations.

Mr. Horn personally invested approximately $1.0 million in Holdings, the parent of QSI, during January 2001, increasing his direct and indirect interests in Holdings to approximately 11%.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 3, 2001, Holdings holds 100% of the outstanding stock of the Company. All outstanding options were repurchased in connection with the Acquisition or exchanged for options to acquire shares of Holdings common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two of the Company's suppliers, Iron Age Corporation ("Iron Age") and DESA International, Inc. ("DESA"), are controlled by certain stockholders of
Holdings. Iron Age is a manufacturer and distributor of work boots and protective footwear. DESA is a manufacturer and marketer of zone heating/home comfort products and specialty tools. The Company believes that the terms of its purchases from Iron Age and DESA are at least as favorable to the Company as could be obtained from other suppliers. In fiscal 2000, the Company's purchases from Iron Age and DESA totaled $13.3 million.

For fiscal 2000, fiscal 1999, the three-month period of 1999, and fiscal 1998, Childs was paid a management and consulting services fee of $0.07 million, $0.2 million, $0.2 million, and $0.2 million, respectively. In addition, Fenway Partners, a stockholder of QSI Holdings, was paid a quarterly management fee of $0.03 million during all fiscal periods presented. Such management fees are prohibited by the Amended Credit Agreement for fiscal 2001.

In connection with the consummation of the Acquisition and subsequent employee stock purchases, Holdings loaned amounts to certain employees and former employees of the Company to partially fund their investment in Holdings common stock in fiscal 1998 and 1997. The loans, which totaled $0.4 million at February 3, 2001, are due in 14 years and bear interest at an interest rate of 8.5%. No such loans were made to any current executives of the Company, and the Company does not intend to provide such loans in the foreseeable future.

Additionally, Messrs. Bliss, McKitrick, Fansler, Longnecker and two other former executives of the Company are parties to a Stockholders Agreement dated as of May 7, 2000, applicable to all shares of Holdings common stock or vested options to acquire such common stock held now or hereafter acquired by them. The Stockholders Agreement, among other terms, permits Holdings to "call" their shares and vested options for a specified period following their termination of employment for any reason. Additionally, if any of these parties was terminated for any reason other than for cause or without good reason (as those terms are defined in the Stockholders Agreement), he has the right to "put" his shares or vested options to Holdings for a specified period following that termination. Depending on the circumstances, the price for shares of Holdings common stock purchased in connection with a call or put under the Stockholders Agreement will range from cost to seven times EBITDA. The put and call features of the Stockholders

Agreement do not apply to terminations of employment that occur after one or more public offerings of Holdings common stock that have yielded aggregate net proceeds of $50.0 million or more. The execution of the put features is subject to compliance with the Company's various borrowing agreements, which presently preclude Holdings from paying for such put shares in cash. In connection with the termination of their employment with the Company, the "put" provisions applicable to Mr. McKitrick and the "put" and "call" provisions applicable to Mr. Longnecker and one other former executive were terminated.

In February 2000, the Company sold the land, buildings, and certain fixtures and equipment for three stores to a limited liability company whose principal members are Messrs. McKitrick and Fansler. The sales price of $7.0 million was equal to the Company's cost for the assets. The Company then entered into a twelve-year lease agreement with this same company for the use of these stores. The total minimum lease payments under the lease agreements range from $0.8 million in fiscal 2001 to $0.9 million in fiscal 2011. The Company also leases three stores and its corporate office building from other stockholders and former executives of Quality. Total minimum annual lease payments under these leases approximate $0.9 million through fiscal 2004. The Company believes the terms of the lease agreements to be as favorable to the Company as could be obtained from other sources.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this Report:

          1. Financial Statements. See the Index to Financial Statements appearing at page F-1.

          2.   Financial  Statement   Schedules.   The  following   Consolidated
               Financial Statement Schedule is included at page F-31:

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

10.8 Letter Agreement, dated as of November 27, 1996 between JWC Acquisition I, Inc. and Mr. G. Dean Longnecker, filed as an exhibit to JWCAC's
         Schedule 13D originally filed on December 9, 1996 and incorporated herein by reference.
10.9     Credit  Agreement  dated as of  December  23,  1996 among the  Company,
         Holdings, JWCAC, certain banks, financial institutions and other institutional lenders listed therein, Fleet, as administrative agent, and NationsBank, as co-agent, filed as exhibit 10.22 to the Company's 10-K originally filed on January 31, 1997 and incorporated herein by reference.
10.10 Stock Purchase Agreement, dated June 26, 1997 by and between the Company and ConAgra, Inc. and the Amended and Restated Credit Agreement, dated as of July 3, 1997, filed as exhibits to the Company's 8-K filed on July 3, 1997 and incorporated herein by reference.
10.11 Letter Amendment, dated as of February 18, 1998, to Amended and Restated Credit Agreement, filed as exhibit 10.1 to the Company's 10-Q originally filed on September 15, 1998 and incorporated herein by reference.
10.12 Second Amended and Restated Credit Agreement, dated as of May 7, 1999, as amended by Amendment No. 1, dated as of March 31, 2000, filed as exhibit 10.1 to the Company's 10-Q originally filed on June 13, 2000 and incorporated herein by reference.
10.13 Amendment No. 2 and Waiver to the Second Amended and Restated Credit Agreement, filed as exhibit 10.1 to the Company's 10-Q originally filed on December 12, 2000 and incorporated herein by reference.
10.14 Amendment No. 3 to the Second Amended and Restated Credit Agreement, filed as exhibit 10.2 to the Company's 10-Q originally filed on December 12, 2000 and incorporated herein by reference.
10.15 Amendment No. 4 to the Second Amended and Restated Credit Agreement, filed as exhibit 10.3 to the Company's 10-Q originally filed on December 12, 2000 and incorporated herein by reference.
10.16 Amendment No. 5 to the Second Amended and Restated Credit Agreement, filed as exhibit 10.1 to the Company's 8-K originally filed on March 23, 2001 and incorporated herein by reference.
10.17 Amendment No. 6 to the Second Amended and Restated Credit Agreement, filed as exhibit 10.2 to the Company's 8-K originally filed on March 23, 2001 and incorporated herein by reference.
12       Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21       Subsidiaries of the Company
99       Important Factors Regarding Forward-Looking Statements

(b)    Reports on Form 8-K Filed Since the Third Quarter of Fiscal 2000

       The Company filed a current report on Form 8-K dated March 23, 2001, reporting an amendment of the Company's credit agreement dated February 6, 2001, and filing as exhibits Amendment Numbers 5 and 6 of the Amended Credit Agreement.

(c)    See Item 14(a)(3) of this report.

(d)    See Item 14(a)(2) of this report.

                              Quality Stores, Inc.

                        Consolidated Financial Statements

               Fiscal years ended February 3, 2001 and January 29,
              2000, period of three months ended January 30, 1999,
                     and fiscal year ended October 31, 1998



                                    Contents

Report of Independent Auditors.........................................F-2
Consolidated Balance Sheets............................................F-3
Consolidated Statements of Operations .................................F-5
Consolidated Statements of Stockholder's Equity........................F-6
Consolidated Statements of Cash Flows..................................F-7
Notes to Consolidated Financial Statements.............................F-9

                         Report of Independent Auditors

The Board of Directors
Quality Stores, Inc.

We have audited the accompanying consolidated balance sheets of Quality Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the fiscal years ended February 3, 2001 and January 29, 2000, the three-month period ended January 30, 1999 and the fiscal year ended October 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Stores, Inc. and subsidiaries at February 3, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for the fiscal years ended February 3, 2001 and January 29, 2000, the three-month period ended January 30, 1999 and the fiscal year ended October 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP


Grand Rapids, Michigan
April 13, 2001

                                      Quality Stores, Inc.

                                  Consolidated Balance Sheets

                   (In Thousands of Dollars, Except Share and Par Value Data)


                                                                 February 3,      January 29,
                                                                    2001              2000
                                                               ------------------------------
Assets
Current assets:
   Cash and cash equivalents                                     $  3,382         $ 11,029
   Trade and other receivables, less allowances of
     $1,438 in fiscal 2000 and $1,275 in fiscal 1999                9,955            7,742
   Recoverable income taxes from parent                             4,414            4,827
   Inventory                                                      325,116          365,383
   Deferred income taxes                                            1,898               --
   Other current assets                                             4,242            5,408
                                                                 -------------------------
Total current assets                                              349,007          394,389

Property, improvements, and equipment:
   Land                                                             4,534            4,242
   Buildings and improvements                                      77,821           75,696
   Furniture and fixtures                                          91,246           65,410
   Automobiles and trucks                                             965            2,332
                                                                 -------------------------
                                                                  174,566          147,680
   Less accumulated depreciation and amortization                  40,310           24,213
                                                                 -------------------------
                                                                  134,256          123,467

Other assets:
   Goodwill, net of accumulated amortization of $20,084 in
     fiscal 2000 and $12,430 in fiscal 1999                       286,241          293,895
   Other intangibles, net of accumulated amortization of
     $572 in fiscal 2000 and $412 in fiscal 1999                   12,264           10,712
   Deferred income taxes                                           11,971               --
                                                                 -------------------------
                                                                  310,476          304,607
                                                                 -------------------------
Total assets                                                     $793,739         $822,463
                                                                 =========================




                                                                 February 3,     January 29,
                                                                    2001             2000
                                                              --------------------------------

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                             $ 132,319        $ 124,012
   Accrued payroll and incentives                                   4,682           10,937
   Other accrued expenses                                          37,825           43,880
   Deferred income taxes                                               --            1,285
   Current portion of long-term debt and
     capital lease obligations                                     22,039           22,371
                                                                -----------   ------------
Total current liabilities                                         196,865          202,485

Long-term debt, less current portion                              396,696          388,554
Capital lease obligations, less current portion                     2,922            1,103
Deferred income taxes                                                  --            5,694
Other noncurrent liabilities                                        5,805               --

Stockholder's equity:
   Common stock, $.01 par value:
     3,000 authorized shares; 100 shares issued
     and outstanding                                                   --               --
   Additional paid-in capital                                     226,877          209,377
   Retained earnings (deficit)                                    (35,426)          15,250
                                                                -----------   ------------
Total stockholder's equity                                        191,451          224,627



                                                                -----------   ------------
Total liabilities and stockholder's equity                      $ 793,739        $ 822,463
                                                                ===========   ============

See accompanying notes to consolidated financial statements.


                                         Quality Stores, Inc.

                                Consolidated Statements of Operations

                               (In Thousands of Dollars, Except Ratio)



                                                                            Period of
                                             Fiscal year    Fiscal year    three months   Fiscal year
                                                ended          ended          ended          ended
                                             February 3,    January 29,    January 30,    October 31,
                                                 2001          2000            1999           1998
                                           -----------------------------------------------------------
Net sales                                   $ 1,126,039    $ 1,092,021   $   146,147   $   587,195
Cost of sales, including inventory
   liquidation losses related to store
   closings of $4,453 in fiscal 2000            826,539        774,455       103,521       410,179
                                            ------------------------------------------------------
Gross profit                                    299,500        317,566        42,626       177,016

Selling, general and
   administrative expenses                      299,598        251,385        33,742       134,623
Store closing expenses                            7,335             --            --            --
Distribution network reorganization costs         4,919             --            --            --
Severance costs                                   2,556             --            --            --
Merger integration expenses                       1,850         15,820            --            --
Amortization of intangibles                       7,814          6,327           972         3,552
                                            ------------------------------------------------------
Operating income (loss)                         (24,572)        44,034         7,912        38,841

Interest expense                                 47,946         34,637         4,959        20,466
                                            ------------------------------------------------------
Income (loss) before income taxes               (72,518)         9,397         2,953        18,375

Income taxes (credit)                           (21,842)         6,234         1,468         8,400
                                            ------------------------------------------------------
Net income (loss)                           $   (50,676)   $     3,163   $     1,485   $     9,975
                                            ======================================================

Ratio (deficiency) of earnings to
   fixed charges                            $   (72,518)          1.2x          1.5x          1.8x
                                            ======================================================


See accompanying notes to consolidated financial statements.

                                                  F-5


                                         Quality Stores, Inc.

                           Consolidated Statements of Stockholder's Equity

                                      (In Thousands of Dollars)


                                                     Additional        Retained          Total
                                      Common          Paid-In          Earnings      Stockholder's
                                      Stock           Capital          (Deficit)        Equity
                                   ----------------------------------------------------------------
Balances at November 2, 1997         $    --          $ 118,920       $     627       $ 119,547

Net income                                --                 --           9,975           9,975
Capital contribution                      --                235              --             235
                                     ----------------------------------------------------------
Balances at October 31, 1998              --            119,155          10,602         129,757

Net income                                --                 --           1,485           1,485
                                     ----------------------------------------------------------
Balances at January 30, 1999              --            119,155          12,087         131,242

Net income                                --                 --           3,163           3,163
Capital contribution                      --             91,764              --          91,764
Dividend to parent                        --             (1,542)             --          (1,542)
                                     ----------------------------------------------------------
Balances at January 29, 2000              --            209,377          15,250         224,627

Net loss                                  --                 --         (50,676)        (50,676)
Capital contribution                      --             17,500              --          17,500
                                     ----------------------------------------------------------
Balances at February 3, 2001         $    --          $ 226,877       $ (35,426)      $ 191,451
                                     ==========================================================


( ) Denotes deduction.

See accompanying notes to consolidated financial statements.



                                         Quality Stores, Inc.

                                Consolidated Statements of Cash Flows

                                      (In Thousands of Dollars)

                                                                                Period of
                                             Fiscal year      Fiscal year     three months     Fiscal year
                                                ended            ended            ended           ended
                                             February 3,      January 29,      January 30,     October 31,
                                                 2001            2000             1999            1998
                                            --------------------------------------------------------------

Operating activities
Net income (loss)                             $ (50,676)       $   3,163       $   1,485       $   9,975
Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
     Nonrecurring charges                        21,113           15,820              --              --
     Depreciation and amortization               21,430           13,713           1,317           5,221
     Amortization of intangibles                  7,814            6,327             972           3,552
     Amortization of deferred financing
       costs                                      2,055            2,162             257           1,052
     Deferred income taxes (credit)             (20,848)           4,397           1,234           6,417
     Changes in operating assets and
       liabilities:
         Trade and other receivables             (2,213)           1,271             839           2,616
         Recoverable income taxes
           from parent                              413           (3,678)            789            (621)
         Inventory                               35,814            5,177          (9,609)          5,053
         Other current assets                       966              788             665             126
         Accounts payable                         8,307          (50,115)          2,065          10,307
         Other current liabilities              (27,743)         (18,003)         (1,666)         (6,478)
                                              ----------------------------------------------------------
Net cash provided by (used in)
   operating activities                          (3,568)         (18,978)         (1,652)         37,220

Investing activities
Purchases of property, improvements, and
   equipment, net                               (48,505)         (35,681)         (3,997)         (4,842)
Proceeds from sale-leaseback transactions        23,069               --              --              --
Business acquisitions, net of
   cash acquired                                     --         (111,502)         (6,020)         (1,568)
Other                                                --            2,200            (538)            394
                                              ----------------------------------------------------------
Net cash used in investing activities           (25,436)        (144,983)        (10,555)         (6,016)



                                                                                Period of
                                             Fiscal year      Fiscal year     three months     Fiscal year
                                                ended            ended            ended           ended
                                             February 3,      January 29,      January 30,     October 31,
                                                 2001            2000             1999            1998
                                            --------------------------------------------------------------

Financing activities
Borrowings under revolving line of credit     $ 242,050        $ 401,696       $  91,180       $ 273,645
Repayments on revolving line of credit         (208,350)        (358,196)        (79,255)       (302,320)
Proceeds from issuance of long-term debt          2,000          221,309              --              --
Payments on long-term debt                      (28,008)         (88,147)         (1,500)         (3,000)
Payments on capitalized lease obligations          (268)            (284)            (45)           (171)
Capital contributions                            17,500               --              --             235
Dividend to parent                                   --           (1,542)             --              --
Deferred financing costs                         (3,567)          (4,990)             --              --
                                              ----------------------------------------------------------
Net cash provided by (used in) financing
   activities                                    21,357          169,846          10,380         (31,611)
                                              ----------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                   (7,647)           5,885          (1,827)           (407)

Cash and cash equivalents at beginning of
   period                                        11,029            5,144           6,971           7,378
                                              ----------------------------------------------------------
Cash and cash equivalents at end of period    $   3,382        $  11,029       $   5,144       $   6,971
                                              ==========================================================

Supplemental cash flow information
Interest payments                             $  50,378        $  28,124       $   1,941       $  19,838
Net income taxes paid (refund)                   (2,000)           4,504             225             355
Note payable issued in acquisition of Fisco
   Farm and Home                                     --               --           1,084              --
Capital contribution of common stock
   received from parent used to consummate
   Quality Stores, Inc. acquisition                  --           91,764              --              --
Property acquired under capital lease             2,205               --              --              --


( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.

                              Quality Stores, Inc.

                   Notes to Consolidated Financial Statements

               Fiscal years ended February 3, 2001 and January 29,
            2000, period of three months ended January 30, 1999, and
                       fiscal year ended October 31, 1998



1.  Summary of Significant Accounting Policies

Principles of Consolidation and Business

Quality Stores, Inc. (the Company), formerly known as Central Tractor Farm & Country, Inc., is a wholly owned subsidiary of QSI Holdings, Inc. (QSI Holdings), formerly known as CT Holding, Inc., an affiliate of J. W. Childs Equity Partners, L.P. (Childs). The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Quality Stores, Inc. is the largest agricultural specialty retailer in the United States, serving the agricultural, hardware, and related needs of rural customers, especially part-time and full-time farmers and ranchers, hobby gardeners, skilled trades persons, and do-it-yourself customers. The Company operates nationally in a single business segment consisting of agricultural specialty retail stores located primarily in the Midwest, Northeast, and Southeast United States.

Fiscal Year End

The Company currently operates on a 52 or 53-week fiscal year ending on the Saturday nearest to January 31. The fiscal year ended February 3, 2001 (fiscal
2000) is a 53-week  year,  while the fiscal year ended  January 29, 2000 (fiscal
1999) is a 52-week year. Prior to fiscal 1999, the Company operated on a 52 or 53-week fiscal year ending on the Saturday nearest to October 31. The three-month transition period ended January 30, 1999 (three-month period of 1999) presented herein results from this change in fiscal year-end. The fiscal year ended October 31, 1998 was a 52-week year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              Quality Stores, Inc.

1.  Summary of Significant Accounting Policies (continued)

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

Inventory

Substantially all inventory is recorded at the lower of cost or market using the last-in, first-out (LIFO) method. The Company reviews its inventory for slow-moving, obsolete or otherwise unsalable items and records any estimated losses to be incurred as such inventory is identified. If the first-in, first-out method of inventory valuation had been used, inventories would have been $0.6 million and $1.3 million lower than reported at February 3, 2001 and January 29, 2000, respectively.

Property, Improvements, and Equipment

Property, improvements, and equipment are recorded on the basis of cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the respective assets as follows: buildings and improvements from 10 to 39 years; leasehold improvements (not in excess of underlying lease terms) from 5 to 20 years; furniture and fixtures from 3 to 15 years; and automobiles and trucks from 3 to 10 years.

Certain long-term lease transactions have been accounted for as capital leases. The related assets are amortized on a straight-line basis over the lesser of their estimated useful lives or the respective terms of the leases.

                              Quality Stores, Inc.

1.  Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangibles

Goodwill is being amortized  utilizing the  straight-line  method over 40 years.
Other intangibles consist primarily of deferred financing costs that are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

Impairment of Long-lived Assets

When events or conditions warrant, the Company reviews and evaluates the recoverability of long-lived assets, including goodwill, and considers whether these assets are impaired and, therefore, should be completely or partially written off or the amortization or depreciation periods accelerated. The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to individual store locations and each location's projected undiscounted cash flows. If projected undiscounted cash flows are less than the carrying amount of the related assets, the Company adjusts the carrying amounts of such assets to their estimated fair value.

Deferred Income Taxes

Deferred income tax assets and liabilities are determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial reporting and income tax purposes. Deferred income tax expense or credit is based on the net change in deferred income tax assets and liabilities during the period.

                              Quality Stores, Inc.

1.  Summary of Significant Accounting Policies (continued)

Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, trade and other receivables, accounts payable, interest rate cap agreements and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at the respective consolidated balance sheet dates, except for long-term debt, which had an estimated fair value that is $83.5 million and $8.4 million lower than its carrying value at February 3, 2001 and January 29, 2000, respectively. Fair value was determined using quoted market prices for the Company's senior debt and interest rate caps and discounted cash flow analyses for all other instruments. The Company does not hold or issue financial instruments for trading purposes.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for the Company in fiscal 2001. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value and establishes accounting rules for changes in fair value that result from hedging activities. The Company has determined that the adoption of SFAS No. 133 will not have a material effect on its consolidated financial position or future results of operations.

Interest Rate Cap Agreements

The fee paid in connection with interest rate cap agreements is being amortized over the terms of the agreements. Any amounts to be received by the Company under the agreements are recognized in the period that they become known.

Revenue Recognition

Revenue is recognized at the point of purchase and payment by the customer for cash and credit card sales. Revenue associated with layaway merchandise is deferred until such time as full payment is received. Sales on account result in revenue at the time the related goods are released or shipped to the customer.

Distribution and Transportation Costs

Distribution and transportation costs incurred by the Company are charged to cost of sales when the related merchandise is sold.

                              Quality Stores, Inc.

1.  Summary of Significant Accounting Policies (continued)

Catalogs, Sale Flyers, and Advertising Costs

The direct cost of printing and mailing the Company's annual mail order catalog is deferred and amortized against mail order revenues over the year the catalog is in use. The direct cost of printing and distributing sale flyers is deferred and amortized over the life of the flyer, which is generally two weeks or less. Other advertising costs are expensed as incurred. There were no unamortized costs relating to the annual catalog or periodic sale flyers at February 3, 2001 and January 29, 2000. Advertising expenses were $39.5 million, $29.1 million, $3.9 million and $15.1 million for fiscal 2000, fiscal 1999, the three-month period of 1999 and fiscal 1998, respectively.

Store Opening Costs

Direct costs incurred to open or acquire new stores are expensed as incurred.

Reclassifications

Certain amounts previously recorded in prior periods have been reclassified to conform with the presentation used in fiscal 2000.

2.  Nonrecurring Charges

Distribution Network Reorganization

On January 9, 2001, a plan was approved to reorganize the Company's distribution network. The reorganization includes the closure of six of the Company's satellite distribution facilities and a full-line distribution center in Des Moines, Iowa by July 2001. Liabilities of $4.6 million for remaining occupancy obligations and $0.3 million for severance payments to 110 terminated employees were recorded as of the plan's approval date. As of February 3, 2001, $0.4 million had been incurred and charged against these liabilities.

                              Quality Stores, Inc.

2.  Nonrecurring Charges (continued)

Store Closings

As part of a plan to improve overall store profitability, reduce inventory levels and generate cash to improve liquidity, the Company announced the closing of seventeen under-performing stores in September 2000. Expenses associated with these store closings totaled $11.8 million and included $4.5 million of inventory liquidation losses that were charged to cost of sales, $1.2 million for asset impairment and $6.1 million for remaining lease obligations and other exit costs. As of February 3, 2001, $4.6 million of the occupancy and other exit costs had been incurred and charged against the related liabilities. The closing of these stores was completed by the end of fiscal 2000.

The Company periodically reviews store performance and in the normal course of business closes stores that do not meet expected performance criteria. The Company closed eleven other under-performing stores during fiscal 2000, ten in fiscal 1999 and fourteen in fiscal 1998. There were no store closings in the three-month period of 1999. These closings generally occurred at the expiration of the various store lease agreements and did not have a material effect on the Company's operating results for the affected periods.

Employee Terminations

Primarily in the fourth quarter of fiscal 2000, the Company terminated the employment of ten executive and forty-five administrative personnel at its corporate headquarters. Severance liabilities of $2.3 million were recorded as of the employee termination dates. As of February 3, 2001, $0.8 million of severance payments had been made and charged against these liabilities.

                              Quality Stores, Inc.

3.  Business Acquisitions

Quality Stores, Inc.

On May 7, 1999, Central Tractor Farm & Country, Inc. (CT) acquired the former Quality Stores, Inc. (Quality) in a transaction in which Quality was merged with and into CT. At the completion of the acquisition, the name of the surviving corporation was changed to Quality Stores, Inc. (the Company). In connection with the acquisition, the former shareholders and option holders of Quality received, in the aggregate, $111.5 million in cash and 792,430 shares of common stock of CT's parent company that was contributed to CT and had a value of $91.8 million. In addition, CT repaid $42.1 million in debt owed by Quality. The total purchase price for Quality, including $4.7 million of transaction expenses, was $208.0 million.

Quality, based in Muskegon, Michigan, had a strong retail presence in Michigan and Ohio and, at the time of the acquisition, operated 114 stores offering merchandise oriented to farm and country living, including animal care products, farm and ranch supplies, workwear, and lawn and garden products.

The acquisition of Quality was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values as follows (in thousands):

Accounts receivable and other assets                                  $  12,693
Inventory                                                               135,692
Property, leaseholds and equipment                                       57,485
Deferred income taxes                                                     1,817
Goodwill                                                                163,969
Accounts payable and accrued expenses                                  (121,504)
Long-term debt                                                          (42,109)
                                                                      ---------
                                                                      $ 208,043
                                                                      =========

                              Quality Stores, Inc.

3.  Business Acquisitions (continued)

Quality Stores, Inc. (continued)

In connection with the acquisition of Quality, the Company initiated a plan to relocate its corporate headquarters to Muskegon, Michigan. This plan included the closing of the CT headquarters in Des Moines, Iowa and the termination of certain CT employees. Liabilities of $4.0 million for estimated exit costs and $3.6 million for the cost of severance payments to terminated employees were recorded as of the plan's approval date. Exit costs of $1.0 million and $2.9 million and severance of $2.6 million and $1.1 million were incurred and charged against these liabilities during fiscal 2000 and 1999, respectively. Other merger integration costs of $1.9 million and $8.2 million (primarily store and computer system conversion costs) that were attributable to fiscal 2000 and 1999, respectively, were expensed as incurred. The relocation and exit plan was completed in the first quarter of fiscal 2000.

Fisco Farm and Home

Effective December 31, 1998, the Company acquired substantially all assets and assumed certain liabilities of The H. C. Shaw Company, doing business as Fisco Farm and Home (Fisco), a chain of nine agricultural specialty retail stores, for $6.0 million in cash and a $1.1 million note payable over a four-year period.

The acquisition of Fisco was accounted for as a purchase. The purchase price was allocated to the tangible and intangible assets and the liabilities based on fair values as follows (in thousands):

Accounts receivable and other assets                                    $ 1,319
Inventory                                                                 8,195
Leaseholds and equipment                                                    756
Goodwill                                                                  3,245
Accounts payable and accrued expenses                                    (6,411)
                                                                        -------
                                                                        $ 7,104
                                                                        =======

The results of operations of Quality and Fisco are included in the accompanying consolidated statements of operations from the respective dates of purchase.

                              Quality Stores, Inc.

3.  Business Acquisitions (continued)

Pro Forma Results of Operations

Pro forma results of operations presented below (in thousands) are based on the historical results of operations of the Company, adjusted to give effect to the acquisition of Quality described above and the debt financing arrangements relating to the acquisition, as though this acquisition had occurred at the beginning of the periods presented. The acquisition of Fisco has not been included in the three-month period of 1999 and fiscal 1998 amounts because its operating results would not materially affect the pro forma calculations.

                                                       Three-
                                                       month
                                        Fiscal        period of          Fiscal
                                         1999           1999              1998
                                    --------------------------------------------

Net sales                           $1,235,423       $  285,282       $1,093,896
Operating income                        46,375           15,303           49,711
Net income                               1,477            1,087            5,051

4.  Long-Term Debt

Long-term debt consists of the following obligations (in thousands):

                                                      February 3,    January 29,
                                                         2001            2000
                                                      --------------------------

10.625% Senior Notes                                   $105,000         $105,000
Term loans                                              189,368          216,900
Revolving credit obligations                            121,200           87,500
Other notes payable                                       2,806            1,281
                                                       --------         --------
                                                        418,374          410,681
Less current portion                                     21,678           22,127
                                                       --------         --------
                                                       $396,696         $388,554
                                                       ========         ========

                              Quality Stores, Inc.

4.  Long-Term Debt (continued)

The Senior Notes mature on April 1, 2007, and may be redeemed beginning April 1, 2002 at a price of 105.3125% of the principal amount decreasing 1.77% annually thereafter, until April 1, 2005 at which time they are redeemable at face value. Furthermore, notwithstanding the foregoing, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a price of 110% of the principal amount with the net cash proceeds of a public equity offering within sixty days of closing such an offering.

At February 3, 2001, the Company had a bank credit agreement for which borrowings totaled $189.4 million under two term loan facilities (Tranche A and B) and $121.2 million under a revolving credit facility. On February 6, 2001, contemporaneous with an equity infusion of $15.0 million, an amendment to the bank credit agreement (the Amended Credit Agreement) extended the maturity date of the Company's revolving credit facility to October 31, 2004 and increased its maximum availability to $160.0 million, through a combination of revolving credit borrowings up to $150.0 million and letters of credit up to $15.0 million. Revolving credit borrowings are also subject to limits imposed by a requirement to maintain a certain ratio of senior debt to inventory on a monthly basis. The Amended Credit Agreement specifically requires a reduction of the revolving credit borrowings to $130.0 million for thirty consecutive days during the period from July 1, 2001 to September 30, 2001. Thereafter, no specific reductions are required. Finally, the amendment waived certain financial covenants for fiscal 2000 and adjusted such covenants for future periods.

The Tranche A term loan ($75.1 million) is payable in alternating quarterly installments of $2.5 million and $7.5 million through April 30, 2004, and then final quarterly installments of $11.25 million and $0.9 million through October 31, 2004. The Tranche B term loan ($114.3 million) requires alternating quarterly installments of $0.2 million and $0.5 million through October 31, 2004, followed by alternating quarterly principal installments of $28.4 million and $5.5 million through April 30, 2006. The Company is required to make mandatory prepayments based on the Company's excess cash flow, as defined, or upon the sale of certain assets or the issuance of additional equity.

Borrowings under the Amended Credit Agreement are secured by all assets of the Company and bear interest at the prime or eurodollar rates plus a margin (8.9% to 9.9% at February 3, 2001 and 8.6% to 10% at January 29, 2000). The revolving credit debt is also subject to a 0.5% commitment fee on its unused portion.

                              Quality Stores, Inc.

4.  Long-Term Debt (continued)

The Company's long-term borrowing agreements contain covenants which require the Company to maintain certain other financial ratios and also restrict, among other things, the payment of dividends, incurrence of additional debt, capital expenditures, mergers and acquisitions, and the disposition of assets.

Commercial and standby letters of credit outstanding at February 3, 2001 and January 29, 2000 totaled $4.4 million and $9.9 million, respectively.

The Company is a party to interest rate cap agreements (the Cap Agreements) with a bank to reduce the impact of changes in interest rates on its floating term loan debt. The Cap Agreements have a notional amount of $105.0 million, and cap the eurodollar rate on the notional amount at 7%, plus an applicable margin. The Cap Agreements expire in fiscal 2001. The Company is exposed to interest rate risk in the event of nonperformance by the counterparty to the Cap Agreements; however, the Company does not anticipate nonperformance by the bank.

5.  Leases

The Company has entered into long-term capital lease agreements for the use of warehouses, certain retail store facilities and computer equipment. The net carrying value of the assets recorded under capital leases was $2.8 million and $0.8 million at February 3, 2001 and January 29, 2000, respectively.

The Company also has entered into certain noncancelable operating leases for the use of real estate, automobiles and trucks, and office equipment. Aggregate rental expense for operating leases, including related party leases, amounted to $29.4 million, $23.6 million, $3.9 million, and $16.2 million for fiscal 2000, fiscal 1999, the three-month period of 1999, and fiscal 1998, respectively.

                              Quality Stores, Inc.

5.  Leases (continued)

At February 3, 2001, future minimum rental payments due under all noncancelable leases, including related party leases, with a term greater than one year are as follows (in thousands):

                                                           Capital     Operating
                                                           Leases        Leases
                                                         -----------------------

Fiscal 2001                                              $    755       $ 26,277
Fiscal 2002                                                   755         21,737
Fiscal 2003                                                   555         18,989
Fiscal 2004                                                   405         14,903
Fiscal 2005                                                   379          9,435
Thereafter                                                  4,531         35,726
                                                         -----------------------
Total minimum lease payments                                7,380       $127,067
                                                                        ========
Less amount representing interest                           4,097
                                                         --------
Present value of minimum lease payments                     3,283
Less current portion                                          361
                                                         --------
                                                         $  2,922
                                                         ========

In January 2001, the Company completed sale-leaseback transactions involving a store in Battle Creek, Michigan and the land, buildings, fixtures and equipment associated with a distribution center in Fostoria, Ohio. The transaction had a total aggregate cash sale price of $16.1 million. Concurrent with the Fostoria sale, the Company leased the land and buildings back for a period of fourteen years at an annual rental of $1.5 million, and the fixtures and equipment for a period of seven years at an annual rental of $0.7 million. The Company also has an option to repurchase the fixtures and equipment for their fair value at the expiration of the lease. As a result of the fair value purchase option, the fixtures and equipment lease is recorded as a financing transaction rather than a sale, and the related accounts continue to be recognized in the accompanying consolidated financial statements. The land and building lease is renewable at the Company's option for six successive five-year periods. The Battle Creek lease has a nineteen-year term and is renewable thereafter at the Company's option for three successive five-year periods. The sale-leaseback transactions involving the Battle Creek store and the land and buildings in Fostoria resulted in a gain of $1.7 million that is being deferred over the lease terms and is included in other noncurrent liabilities in the fiscal 2000 consolidated balance sheet.

                              Quality Stores, Inc.

5.  Leases (continued)

In February 2000, the Company sold the land, buildings, and certain fixtures and equipment for three stores to a company owned and managed by two of the Company's former executive officers that terminated employment during fiscal 2000 and continue as stockholders of QSI Holdings. The sales price of $7.0 million was equal to the Company's net carrying value of the assets. The Company then entered into a twelve-year lease agreement with this same company for the use of these stores. Aggregate rental expense under these leases amounted to $0.8 million in fiscal 2000. The total minimum annual lease payments under the lease agreements range from $0.8 million in fiscal 2001 to $1.0 million in fiscal 2011.

In addition to the above related party leases, the Company leases three other stores and its corporate headquarters from certain former executives and stockholders of QSI Holdings through fiscal 2004. Aggregate rental expense under these leases amounted to $0.9 million and $0.7 million in fiscal 2000 and fiscal 1999, respectively.

6.  Stock Options

QSI Holdings has stock option arrangements with various members of Company management that are accounted for under APB Opinion No. 25 and related interpretations. Compensation expense recognized in connection with the option arrangements was not significant.

Under SFAS No. 123, certain pro forma information is required as if QSI Holdings had accounted for stock options under the alternative fair value method and the resulting compensation expense was recorded by the Company. The pro forma net loss of the Company for fiscal 2000 would have been $50.8 million, and pro forma net income for fiscal 1999, the three-month period of 1999 and fiscal 1998 would have been $2.9 million, $1.4 million, and $9.7 million, respectively, under the alternative fair value method.

                              Quality Stores, Inc.

7.  Income Taxes

The Company's results of operations are included in the consolidated income tax return of its parent. Income tax expense (credit) included in the consolidated statements of operations has been calculated as if the Company filed a separate return.

The components of income tax expense (credit) are as follows (in thousands):

                           Fiscal        Fiscal      Three-month        Fiscal
                            2000          1999      period of 1999       1998
                        --------------------------------------------------------
Current:
   Federal                $   (994)     $  1,082       $    234       $     --
   State                        --           755             --            200
                          ----------------------------------------------------
                              (994)        1,837            234            200
Deferred                   (20,848)        4,397          1,234          8,200
                          ----------------------------------------------------
                          $(21,842)     $  6,234       $  1,468       $  8,400
                          ====================================================

A reconciliation of the Company's income tax expense (credit) to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows (in thousands):

                                              Fiscal      Fiscal     Three-month      Fiscal
                                               2000        1999     period of 1999     1998
                                           ---------------------------------------------------

Income tax at federal statutory rate        $(24,656)   $  3,195      $  1,004      $  6,248
State income taxes, net of federal income
   tax effect                                     --         578            --           132
Nondeductible goodwill amortization            2,134       1,742           192           766
Nondeductible losses                             441          --            --            --
Other                                            239         719           272         1,254
                                            ------------------------------------------------
                                            $(21,842)   $  6,234      $  1,468      $  8,400
                                            ================================================


                              Quality Stores, Inc.

7.  Income Taxes (continued)

Significant components of the Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                                 February 3,     January 29,
                                                                     2001           2000
                                                               ------------------------------

Deferred income tax liabilities:
   Tax over book depreciation                                    $ (3,088)        $ (5,732)
   Cost basis differences in inventory due to LIFO and uniform
     capitalization                                               (14,568)         (14,123)
   Other                                                           (1,371)          (1,271)
                                                                 -------------------------
Total deferred income tax liabilities                             (19,027)         (21,126)

Deferred income tax assets:
   Net operating loss carryforwards                                15,777              372
   Alternative minimum tax credit carryforward                        404              750
   Accounts receivable and inventory valuation allowances           3,709            2,667
   Compensation and employee benefit accruals                       4,895            2,259
   Accrued store closing costs                                      5,499            2,551
   Insurance and other reserves                                     2,059            4,439
   Other                                                              553            1,109
                                                                 -------------------------
Total deferred income tax assets                                   32,896           14,147
                                                                 -------------------------
Net deferred income tax assets (liabilities)                     $ 13,869         $ (6,979)
                                                                 =========================


The Company has net  operating  loss  carryforwards  of $42.6  million that will
expire   principally  in  fiscal  2021.  The  alternative   minimum  tax  credit
carryforward is available indefinitely to offset future income taxes payable.

8.  Retirement Plan

The Company has a defined contribution plan covering all employees who meet certain eligibility requirements. The plan provides for discretionary employer contributions and allows voluntary participant contributions. The Company recognized expense in connection with this plan of $1.5 million, $1.0 million, and $0.2 million for fiscal 2000, fiscal 1999, and the three-month period of 1999, respectively. No such expense was recognized in fiscal 1998.

                              Quality Stores, Inc.

9.  Transactions with Related Parties

The following related party transactions are in addition to the leasing transactions described in Note 5.

For fiscal 2000, fiscal 1999, the three-month period of 1999 and fiscal 1998, Childs was paid a management and consulting services fee of $0.2 million, $0.2 million, $0.1 million, and $0.2 million, respectively. In addition, Fenway Partners, a stockholder of QSI Holdings, was paid a quarterly management fee of $0.03 million during all fiscal periods presented. The Amended Credit Agreement prohibits such management fees beginning in fiscal 2001.

The Company has issued non-recourse promissory notes payable in the amounts of $1.3 million and $0.7 million to affiliates of Childs and Fenway Partners, respectively. The notes bear interest monthly at the eurodollar rate plus 1.75% and have no scheduled maturity dates.

The Company purchases inventory from two suppliers that are controlled by stockholders of QSI Holdings. Purchases from these suppliers aggregated $13.3 million, $21.6 million, $1.4 million, and $5.0 million for fiscal 2000, fiscal 1999, the three-month period of 1999 and fiscal 1998, respectively. Amounts payable to these suppliers were $4.1 million and $1.2 million at February 3, 2001 and January 29, 2000, respectively.

                                   Quality Stores, Inc.

10.  Guarantee of Senior Notes

The Senior Notes described in Note 4 are guaranteed jointly and severally, fully and unconditionally by each of the Company's wholly owned subsidiaries. Summarized financial information for the Company and its wholly owned subsidiaries that guarantee the Senior Notes is as follows (in thousands):

                                                                 Combined
                                                                Joint and
                                                  Quality        Several
                                                Stores, Inc.    Guarantors     Consolidated
                                                -------------------------------------------

Fiscal 2000
Current assets:
   Trade and other receivables, net             $       819    $     9,136    $     9,955
   Inventory                                        113,742        211,374        325,116
   Other current assets                               2,476         11,460         13,936
                                                -----------------------------------------
Total current assets                                117,037        231,970        349,007

Property, improvements, and equipment, net           34,827         99,429        134,256
Other noncurrent assets, principally goodwill
   and other intangibles                            250,260         60,216        310,476
                                                -----------------------------------------
                                                $   402,124    $   391,615    $   793,739
                                                =========================================

Current liabilities, principally accounts
   payable and accrued expenses                 $    32,311    $   164,554    $   196,865
Noncurrent liabilities, principally
   long-term debt                                   219,632        185,791        405,423
Stockholder's equity                                150,181         41,270        191,451
                                                -----------------------------------------
                                                $   402,124    $   391,615    $   793,739
                                                =========================================

Net sales                                       $   321,817    $   804,222    $ 1,126,039
Cost of sales                                       225,358        601,181        826,539
                                                -----------------------------------------
Gross profit                                         96,459        203,041        299,500

Selling, general, administrative and other
   expenses                                         110,376        213,696        324,072
                                                -----------------------------------------
Operating loss                                      (13,917)       (10,655)       (24,572)

Interest expense                                     45,499          2,447         47,946
                                                -----------------------------------------
Loss before income taxes                            (59,416)       (13,102)       (72,518)
Income taxes (credit)                               (17,285)        (4,557)       (21,842)
                                                -----------------------------------------
Net (loss)                                      $   (42,131)   $    (8,545)   $   (50,676)
                                                =========================================


                                   Quality Stores, Inc.

10.  Guarantee of Senior Notes (continued)

                                                                 Combined
                                                                Joint and
                                                  Quality        Several
                                                Stores, Inc.    Guarantors     Consolidated
                                                -------------------------------------------

Fiscal 1999
Current assets:
   Trade and other receivables, net             $    1,088      $    6,654     $    7,742
   Inventory                                       131,612         233,771        365,383
   Other current assets                              6,590          14,674         21,264
                                                -----------------------------------------
Total current assets                               139,290         255,099        394,389

Property, improvements, and equipment, net          28,479          94,988        123,467
Other noncurrent assets, principally goodwill
   and other intangibles                           263,051          41,556        304,607
                                                -----------------------------------------
                                                $  430,820      $  391,643     $  822,463
                                                =========================================

Current liabilities, principally accounts
   payable and accrued expenses                 $   35,929      $  166,556     $  202,485
Noncurrent liabilities, principally
   long-term debt                                  220,079         175,272        395,351
Stockholder's equity                               174,812          49,815        224,627
                                                -----------------------------------------
                                                $  430,820      $  391,643     $  822,463
                                                =========================================

Net sales                                       $  397,603      $  694,418     $1,092,021
Cost of sales                                      282,876         491,579        774,455
                                                -----------------------------------------
Gross profit                                       114,727         202,839        317,566

Selling, general, administrative and other
   expenses                                         98,133         175,399        273,532
                                                -----------------------------------------
Operating income                                    16,594          27,440         44,034

Interest expense                                    33,554           1,083         34,637
                                                -----------------------------------------
Income (loss) before income taxes                  (16,960)         26,357          9,397
Income taxes                                       (11,162)         17,396          6,234
                                                -----------------------------------------
Net income (loss)                               $   (5,798)     $    8,961     $    3,163
                                                =========================================


                                            F-26

                              Quality Stores, Inc.

10. Guarantee of Senior Notes (continued)


                                                                 Combined
                                                                Joint and
                                                  Quality        Several
                                                Stores, Inc.    Guarantors     Consolidated
                                                -------------------------------------------

Three-month period of 1999
Net sales                                          $ 82,233      $ 63,914        $146,147
Cost of sales                                        58,052        45,469         103,521
                                                   --------------------------------------
Gross profit                                         24,181        18,445          42,626

Selling, general, administrative and other
   expenses
                                                     20,753        13,961          34,714
                                                   --------------------------------------
Operating income                                      3,428         4,484           7,912

Interest expense                                      2,792         2,167           4,959
                                                   --------------------------------------
Income before income taxes                              636         2,317           2,953
Income taxes                                            496           972           1,468
                                                   --------------------------------------
Net income                                         $    140      $  1,345        $  1,485
                                                   ======================================



Fiscal 1998
Net sales                                          $329,853      $257,342        $587,195
Cost of sales                                       231,261       178,918         410,179
                                                   --------------------------------------
Gross profit                                         98,592        78,424         177,016

Selling, general, administrative and other
  expenses
                                                     85,024        53,151         138,175
                                                   --------------------------------------
Operating income                                     13,568        25,273          38,841

Interest expense                                     11,299         9,167          20,466
                                                   --------------------------------------
Income before income taxes                            2,269        16,106          18,375
Income taxes                                          1,912         6,488           8,400
                                                   --------------------------------------
Net income                                         $    357      $  9,618        $  9,975
                                                   ======================================


                              Quality Stores, Inc.

11.  Quarterly Results of Operations (Unaudited)

The following is a tabulation of the Company's unaudited quarterly results of operations for fiscal 2000 and 1999 (in thousands):

                                                    First        Second      Third        Fourth
                                                   Quarter      Quarter     Quarter      Quarter
                                                --------------------------------------------------
Fiscal 2000
Net sales                                         $ 274,256    $ 331,690   $ 252,588    $ 267,505
Gross profit                                         78,078       99,694      74,587       47,141
Nonrecurring charges                                  1,822           28       7,900       11,363
Operating income (loss)                               3,340       26,512        (847)     (53,577)
Net income (loss)                                    (5,011)       7,943      (8,539)     (45,069)
Ratio (deficiency) of earnings to fixed charges      (7,382)        2.1x     (13,727)     (66,413)

Fiscal 1999
Net sales                                         $ 159,136    $ 330,830   $ 287,085    $ 314,970
Gross profit                                         47,227       96,153      84,336       89,850
Nonrecurring charges                                  7,639        4,357       3,824
Operating income                                      7,897       17,329       6,982       11,826
Net income (loss)                                       997        4,376      (2,400)         190
Ratio (deficiency) of earnings to fixed charges        1.4x         1.8x      (2,410)        1.1x

Adjustments in the fourth quarter related primarily to self-insurance costs, advertising expenses and vendor rebates increased the net loss by $6.9 million in fiscal 2000. Fourth quarter adjustments in fiscal 1999 were not significant.

12.  Litigation and Contingencies

The Company is involved in various environmental claims and other legal actions arising in the normal course of business. The environmental claims include sites where the Company has been notified that it is a potentially responsible party with respect to environmental remediation. These remediation claims have not yet advanced to a stage where the Company's liability is fixed and are subject to ongoing environmental impact studies, assessment of remediation alternatives, allocation of cost between responsible parties and concurrence by regulatory authorities. However, after taking into consideration legal counsel's evaluation of all actions and claims against the Company, management is currently of the opinion that their outcome will not have a significant effect on the Company's consolidated financial position or future results of operations.

                              Quality Stores, Inc.

13.  Operating Considerations and Management Plans

The accompanying consolidated financial statements as of and for the fiscal year ended February 3, 2001 have been prepared on the basis that the Company will continue normal business operations into the foreseeable future. While previously profitable, the Company incurred significant nonrecurring charges that contributed to an operating loss for fiscal 2000 and experienced cash flow issues that related primarily to difficulties encountered as a result of the merger of CT and Quality. These difficulties resulted in the application of an inappropriate business model for a highly leveraged company, a $60.0 million "overbuy" of spring merchandise in early fiscal 2000, and cash constraints that caused the Company to extend payment periods to vendors. By the time excess spring inventory was re-balanced among stores, the selling season was over, and the Company was forced to maintain this merchandise until the spring of fiscal 2001. In addition, an ill-advised strategy of negotiating unusually short payment terms with vendors for higher discounts, combined with the negative cash flow implications of the overbuy of spring inventory, did not allow the Company to earn the intended discounts. Accordingly, the Company became past due with vendors and experienced reduced cash flow as a result of not effectively managing inventory levels during the critical spring selling season. These conditions resulted in limited remaining borrowing capacity under the Company's revolving credit facility to fund inventory purchases for the fall and winter 2000 seasons, credit issues with the its vendor community, financial covenant violations under its Amended Credit Agreement and poor operating results.

The Company has been proactively addressing its current liquidity and operational issues. In November 2000, the Board of Directors installed a new executive management team that has quickly taken steps to correct the Company's business model, improve vendor relations and instill a performance-based culture. Also, as more fully discussed in Note 4 to the consolidated financial statements, the Company received a capital infusion of $15.0 million from the shareholders of QSI Holdings in February 2001 and finalized an amendment to its bank credit agreement that provided additional borrowing capacity under its revolving credit facility. This amendment also eliminated financial covenant requirements for fiscal 2000 and amended such covenants for future periods.

                              Quality Stores, Inc.

13.  Operating Considerations and Management Plans (continued)

The Company is aggressively pursuing several operating initiatives to generate cash, reduce costs and improve profitability. Management closed seventeen under-performing stores in the last half of fiscal 2000 and has announced the closing of seven distribution centers by the end of the first quarter of fiscal 2001 to reduce occupancy and other related costs. Inventory associated with the closed stores and other slow-moving inventory totaling approximately $47.0 million was liquidated to reduce inventory levels and generate cash. Advertising expenditures have been reduced by placing greater emphasis on the Company's customer loyalty program and eliminating the frequency of advertising circulars. Management anticipates that these reductions will not only lower advertising costs, but also improve margins as a result of reduced promotional pricing. The Company has also implemented improved expense control procedures, eliminated approximately 17,000 low margin and slow-moving stock-keeping units and reduced executive and administrative employee headcount. Additionally, the Company finalized sale-leaseback transactions related to a store in Michigan and its full-line distribution facility in Fostoria, Ohio that resulted in cash proceeds of $16.1 million.

Management believes that the additional debt financing, capital infusion and operating initiatives discussed in the preceding paragraphs will be sufficient to meet the Company's working capital needs for the foreseeable future, enhance its credit position with vendors, improve vendor business relationships and satisfy its debt service requirements.

                                   SCHEDULE II

                              QUALITY STORES, INC.

                        Valuation and Qualifying Accounts


                                                                 Allowance For
                                                                  Excess and
                                               Allowance For       Obsolete
                                              Trade Receivables   Inventory
                                             ------------------ --------------

Balance at November 1, 1997                   $   (386,000)      $ (7,923,000)
  Debited to expense                              (174,279)                --
  Write-off against reserve                        174,279          3,028,000
                                              ----------------- -------------

Balance at October 31, 1998                       (386,000)        (4,895,000)
  Debited to expense                               (24,365)        (2,931,000)
  Write-off against reserve                         24,365          3,755,596
                                              ----------------- -------------

Balance at January 30, 1999                       (386,000)        (4,070,404)
  Debited to expense                              (585,954)        (2,830,778)
  Write-off against reserve                        272,407          4,270,404
  Acquired from Quality Stores, Inc.              (575,453)        (2,100,000)
                                              ----------------- -------------

Balance at January 29, 2001                     (1,275,000)        (4,730,778)
  Debited to expense                              (894,017)       (11,300,000)
  Write-off against reserve                        731,017          7,171,170
                                              ----------------- -------------

Balance at February 3, 2001                   $ (1,438,000)      $ (8,859,608)
                                              ================= =============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 QUALITY STORES, INC.


DATED:  May 4, 2001              By:   /s/ Jerry D. Horn
                                       Jerry D. Horn, Chairman, President, and
                                       Chief Executive Officer, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED:  May 4, 2001

/s/ Jerry D. Horn              Chairman of the Board, President, Chief Executive
Jerry D. Horn                  Officer, Director (Principal Executive Officer)

/s/ Thomas J. Reinebach        Senior Vice-President of Finance, Chief Financial
Thomas J. Reinebach            Officer, Secretary, Director (Principal Financial
                               and Accounting Officer)

/s/ William A. Waack           Senior Vice-President, Chief Operating Officer,
William A. Waack               Director

/s/ Steven G. Segal            Vice-President, Director
Steven G. Segal

/s/ Adam L. Suttin             Vice-President, Director
Adam L. Suttin

/s/ David C. Bliss             Director
David C. Bliss

/s/ John W. Childs             Director
John W. Childs

/s/ Richard C. Dresdale        Director
Richard C. Dresdale

/s/ Habib Y. Gorgi             Director
Habib Y. Gorgi

________________               Director
John L. Hilt

________________               Director
Peter Lamm

/s/ William E. Watts           Director
William E. Watts