Form 10-Q
period 2001-05-05
QUALITY STORES INC
filed 2001-06-06
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2001: 100. All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.

                              QUALITY STORES, INC.
                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed  consolidated  balance sheets as of the three months ended May 5, 2001 (unaudited) and the three months ended
         February 3, 2001 (audited)............................................3

         Condensed  consolidated  statements of operations  (unaudited)
         for the three months ended May 5, 2001, and the three months ended April 29, 2000 .................................................4

         Condensed  consolidated  statements of cash flows  (unaudited)
         for the three months ended May 5, 2000, and the three months ended April 29, 2000..................................................5

         Notes to condensed consolidated financial statements (unaudited)......6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
         QUALITY STORES, INC...................................................7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (See "Market Risk" Section of Item 2.)


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................10

ITEM 2.  CHANGES IN SECURITIES................................................10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

ITEM 5.  OTHER INFORMATION....................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................10

INDEX TO EXHIBITS ............................................................12


QUALITY STORES, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Data)



                                                                             May 5,                February 3,
                                                                              2001                    2001
                                                                          ------------            ------------
                                                                           (Unaudited)              (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $   5,211               $   3,382
   Receivables, net                                                           13,939                   9,955
   Inventory                                                                 368,610                 325,116
   Other current assets                                                       14,645                  10,554
                                                                           ---------               ---------
Total current assets                                                         402,405                 349,007
Property, improvements, and equipment, net                                   129,720                 134,256
Goodwill, net                                                                284,326                 286,241
Other assets                                                                  24,389                  24,235
                                                                           ---------               ---------
Total assets                                                               $ 840,840               $ 793,739
                                                                           =========               =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                        $ 164,965               $ 132,319
   Accrued expenses and other liabilities                                     39,456                  42,507
   Current portion of long-term debt and capital lease obligations            22,051                  22,039
                                                                           ---------               ---------
Total current liabilities                                                    226,472                 196,865
Revolving line of credit                                                     132,850                 121,200
Other long-term debt, less current portion                                   271,897                 275,496
Other long-term liabilities                                                    8,990                   8,727
                                                                           ---------               ---------
Total liabilities                                                            640,209                 602,288

Stockholder's equity:
   Common stock, $.01 par value: authorized shares-3,000; issued and outstanding shares-100 (wholly owned by QSI Holdings, Inc.)
   Additional paid-in capital                                                241,877                 226,877
   Accumulated deficit                                                       (41,246)                (35,426)
                                                                           ---------               ---------
Total stockholder's equity                                                   200,631                 191,451
                                                                           ---------               ---------
Total liabilities and stockholder's equity                                 $ 840,840               $ 793,739
                                                                           =========               =========




See accompanying notes to condensed consolidated financial statements.

QUALITY STORES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Ratio)

                                                           Three Months Ended
                                                       -------------------------
                                                         May 5,       April 29,
                                                          2001          2000
                                                       ---------      ---------

Net sales                                              $ 185,991      $ 274,256
Cost of sales                                            126,835        196,178
                                                       ---------      ---------
Gross profit                                              59,156         78,078

Selling, general, and administrative expense              55,366         70,717
Merger integration expenses                                   --          1,822
Amortization of intangibles                                1,955          2,199
                                                       ---------      ---------
Operating income                                           1,835          3,340

Interest expense                                          10,877         10,722
                                                       ---------      ---------
Loss before income tax credit                             (9,042)        (7,382)
Income tax credit                                         (3,222)        (2,371)
                                                       ---------      ---------
Net loss and comprehensive loss                        $  (5,820)     $  (5,011)
                                                       =========      =========

Deficiency of earnings to fixed charges                $  (9,042)     $  (7,382)
                                                       =========      =========

See accompanying notes to condensed consolidated financial statements.



QUALITY STORES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)


                                                                                         Three Months Ended
                                                                                   ------------------------------
                                                                                     May 5,             April 29,
                                                                                      2001                 2000
                                                                                   ----------           ---------
Operating Activities
Net loss                                                                           $ (5,820)            $ (5,011)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    4,728                5,110
     Amortization of intangibles                                                      1,955                2,199
     Amortization of deferred financing costs                                           608                  449
     Changes in operating assets and liabilities:
         Receivables                                                                 (3,984)              (1,833)
         Inventory                                                                  (43,494)             (91,598)
         Accounts payable                                                            32,646               69,626
         Other                                                                       (7,142)             (21,901)
                                                                                   --------             --------
Net cash used in operating activities                                               (20,503)             (42,959)

Investing Activities
Purchases of property, improvements, and equipment                                     (192)             (19,094)
Other, net                                                                               --                7,986
                                                                                   --------             --------
Net cash used in investing activities                                                  (192)             (11,108)

Financing Activities
Capital contribution from parent                                                     15,000                   --
Net borrowings under revolving line of credit                                        11,650               53,650
Payments on long-term debt                                                           (3,599)              (3,150)
Deferred financing costs                                                               (805)              (1,986)
Other, net                                                                              278                 (561)
                                                                                   --------             --------
Net cash provided by financing activities                                            22,524               47,953

Net increase (decrease) in cash and cash equivalents                                  1,829               (6,114)
Cash and cash equivalents at beginning of period                                      3,382               11,029
                                                                                   --------             --------
Cash and cash equivalents at end of period                                         $  5,211             $  4,915
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

                              QUALITY STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.     PRESENTATION OF FINANCIAL INFORMATION

Quality Stores, Inc., [formerly Central Tractor Farm & Country, Inc.] is a wholly owned subsidiary of QSI Holdings, Inc., [formerly CT Holding, Inc. ("Holdings")], an affiliate of J.W. Childs Equity Partners, L.P. ("Childs"). The condensed consolidated financial statements include Quality Stores, Inc., and its wholly owned subsidiaries (hereinafter, collectively, the "Company").

The condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for the Securities and Exchange Commission's Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company's fiscal year ends on the Saturday closest to January 31. It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended February 3, 2001 ("Fiscal 2000").

NOTE 2.     NONRECURRING CHARGES

On January 29, 2001, a plan was approved to reorganize the Company's distribution network. The reorganization includes the closure of six of the Company's satellite distribution facilities and a full-line distribution center in Des Moines, Iowa, including the elimination of 110 positions in those facilities. The closures will be fully completed by July 2001. Liabilities of $4.6 million for remaining occupancy obligations and $0.3 million for severance payments to terminated employees were recorded as of the plan's approval date. As of May 5, 2001, $0.6 million had been incurred and charged against these liabilities ($0.2 million in the first quarter of 2001), and approximately 79 employees remained in the facilities being closed.

Primarily during the fourth quarter of fiscal 2000, the Company terminated the employment of 10 executive and 45 administrative personnel at its corporate headquarters. Severance liabilities of $2.3 million were recorded as of the employee termination dates in fiscal 2000. As of May 5, 2001, $1.4 million of severance payments had been made and charged against these liabilities ($0.6 million in the first quarter of 2001).

NOTE 3.     FINANCIAL INSTRUMENTS

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. At May 5, 2001, the Company had an interest rate cap agreement with a notional amount of $65.0 million that expired on May 10, 2001. Due to the short remaining life of the agreement, the cumulative effect of adopting SFAS No. 133 did not have a material effect on the Company's balance sheet or operations as of and for the three-month period ended May 5, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter of Fiscal 2001 Compared to First Quarter of Fiscal 2000

Net sales for the first quarter of fiscal 2001 were $186.0 million, a decrease of $88.3 million, or 32.2% as compared to net sales for the first quarter of fiscal 2000 of $274.3 million. This decrease was primarily due to a decrease in comparable store sales and stores closed during fiscal 2000, partially offset by new stores opened since the first quarter of 2000. Comparable store sales decreased 31.8% in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. The decrease was primarily the result of (1) lower customer purchases of "big-ticket" power equipment, reflecting an economic slowdown and a deliberate reduction of sales efforts by the Company related to these and other lower-margin product lines, (2) fewer sales generated by advertising and related promotional pricing as part of the Company's change in advertising strategy, (3) weather-related delays in the start of the spring selling season compared to the first quarter of fiscal 2000, particularly affecting lawn and garden sales, and (4) out-of-stock issues experienced during the first quarter of 2001. The company improved its percentage of in-stock inventory by 15% by the end of the first quarter as vendors gradually resumed normal shipping patterns subsequent to the amendment of the Company's credit facility (see "Amended Credit Facility" below).

The Company's  overall  sales  decrease in the first quarter of 2001 compared to
2000 is summarized as follows:
     Sales decline due to closure of underperforming stores after the first quarter of 2000   $   8.7
     Incremental sales from new stores opened during 2000                                        (2.4)
     Sales decline due to reduced emphasis of certain low-margin categories, including
     power equipment                                                                             29.6
     Sales decline due to reduction in promotional pricing                                       26.3
     Decrease in sales related to spring weather delays and out-of-stocks                        26.1
                                                                                              -------
                                                                                              $  88.3
                                                                                              =======

Gross profit for the first quarter of fiscal 2001 was $59.2 million, a decrease of $18.9 million, or 24.2%, as compared to $78.1 million for the first quarter of fiscal 2000, principally as a result of the sales decrease noted above. Gross profit as a percentage of net sales increased to 31.8% for the first quarter of fiscal 2001, as compared to 28.5% for the first quarter of fiscal 2000. The increase in gross profit percentage is attributable to (1) the elimination of less profitable stock-keeping units (SKU's) as part of the Company's ongoing assortment review, (2) reductions in promotional pricing associated with the Company's reduced emphasis on advertising, and (3) tight control of distribution costs, including a slight benefit in the first quarter from the consolidation of the distribution network, which was substantially complete at the end of the first quarter. The company expects to receive greater benefit from the distribution reorganization in subsequent quarters. This increase in gross profit percentage was partially offset by sales of older inventory at reduced margins in the first quarter of 2001.

Selling, general, and administrative (SGA) expenses for the first quarter of fiscal 2001 were $55.4 million, a decrease of $15.3 million, or 21.6%, as compared to SGA expenses for the first quarter of fiscal 2000 of $70.7 million. This decrease is a result of cost reductions either planned as part of the Company's new operating strategies or implemented in response to the lower sales activity. Specifically, the decline in SGA expenses is summarized as follows:

     Reduction of store operating expenses due to lower sales and net store closings          $   7.9
     Reduction in advertising expenses due to the Company's strategic reduction in
     mass-distribution advertising flyers                                                         4.0
     Reduction of corporate payroll                                                               1.7
     Reduction of other operating expenses                                                        1.7
                                                                                              -------
                                                                                              $  15.3
                                                                                              =======

SGA expenses increased as a percentage of net sales to 29.8% for the first quarter of fiscal 2001 as compared to 25.8% for the first quarter of fiscal 2000 because of the lower sales volume for the first quarter of fiscal 2001.

There were no merger and integration expenses during the first quarter of fiscal 2001, compared to charges of $1.8 million for the first quarter of fiscal 2000. These merger and integration expenses related to costs associated with the Quality Stores acquisition, which was substantially complete at the end of the first quarter of fiscal 2000.

Operating income for the first quarter of fiscal 2001 was $1.8 million, a decrease of $1.5 million as compared to operating income of $3.3 million for the first quarter of fiscal 2000. Operating income as a percentage of net sales decreased to 1.0% for the first quarter of fiscal 2001 from 1.2% for the first quarter of fiscal 2000. The decrease was a result of the factors noted above, principally the decline in comparable store sales offset by reductions in SGA expenses.

Interest expense increased to $10.9 million for the first quarter of fiscal 2001, as compared to $10.7 million for the first quarter of fiscal 2000. This modest increase is due to higher borrowings under the Company's revolving line of credit in the first quarter of 2001 compared to the first quarter of 2000, partially offset by a decrease in the Company's average borrowing rates between the two periods.

The credit for income taxes for the first quarter of fiscal 2001 was $3.2 million, compared to a credit of $2.4 million for the first quarter of fiscal 2000. The first quarter income tax credit as a percentage of the pretax loss was 35.6% in 2001, and 32.1% in 2000. Goodwill amortization, which is not deductible for income tax purposes, has a significant effect on the Company's effective income tax rate.

The net loss for the first quarter of fiscal 2001 was $5.8 million, compared to a net loss of $5.0 million for the first quarter of fiscal 2000, as a result of the factors discussed above.

Amended Credit Facility

At February 3, 2001, the Company had a bank credit agreement for which borrowings totaled $189.4 million under two term loan facilities (Tranche A and B) and $121.2 million under a revolving credit agreement. On February 6, 2001, contemporaneous with an equity infusion of $15.0 million, an amendment to the bank credit agreement (the "Amended Credit Agreement") increased the Company's maximum revolving credit availability to $160.0 million, through a combination of revolving credit borrowings up to $150.0 million and letters of credit up to $15.0 million. (The combination is limited to $160.0 million in the aggregate.) The amendment also eliminated certain covenants for the period ended February 3, 2001, and adjusted such covenants for periods thereafter.

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

The Tranche A term loan is payable in alternating quarterly installments of $2.5 million and $7.5 million through April 30, 2004 and final quarterly installments of $11.25 million and $0.9 million through October 31, 2004. The Tranche B term loan requires alternating quarterly installments of $0.2 million and $0.5 million through October 31, 2004 and then alternating quarterly installments of $28.4 million and $5.5 million through April 30, 2006. The Company is required to make mandatory prepayments based on the Company's excess cash flow, as defined, or upon the sale of certain assets or the issuance of additional equity.

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

Liquidity and Capital Resources

The Company's principal ongoing cash requirements are those necessary to fund its operations and meet its debt service obligations. The Company's primary sources of liquidity have been funds generated from operations, borrowings pursuant to its revolving and term credit facilities, short-term trade credit, and additional equity investments.

On May 5, 2001, the Company had working capital of $175.9 million, a $23.8 million increase from working capital of $152.1 million on February 3, 2001. This increase resulted primarily from a $43.5 million aggregate increase in the Company's inventory, partially offset by a $32.6 million increase in accounts payable. The increases in the Company's accounts payable and inventory balances since February 3, 2001 are due primarily to increases in inventory for the spring season.

Net cash used in operating activities was $21.1 million for the three months ended May 5, 2001. This was a decrease of $22.3 million from the first quarter of fiscal 2000, during which $43.4 million of cash was used in operating activities. This decrease resulted primarily from a smaller investment in net working capital during the first quarter of 2001 as compared to the first quarter of 2000, during which an "overbuy" of approximately $60.0 million of spring product occurred. The Company's capital expenditures were $0.2 million and $19.1 million for the three months ended May 5, 2001, and April 29, 2000, respectively. This decrease reflects the Company's focus on improving the profitability of its existing operations and limiting capital expenditures to necessary repairs and maintenance in fiscal 2001. Capital expenditures in the first quarter of 2000 included expenditures for new stores and merger-related information systems expenditures.

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

Seasonality and Weather

Prior to the management and operational issues and related nonrecurring charges encountered during fiscal 2000, the Company historically generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income have been highest in the second quarter (May through July) of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the first quarter (February through April). The Company expects these trends to continue for the foreseeable future.

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

Market Risk

The Company's exposure to market risk has not changed significantly during the first quarter from that discussed in its Form 10-K, other than the expiration of its interest rate cap agreements.

                              QUALITY STORES, INC.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.................................................None

ITEM 2.  CHANGES IN SECURITIES.............................................None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................None

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

                                  SIGNATURE(S)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 6, 2001             QUALITY STORES, INC.



                                /s/ Thomas J. Reinebach
                                Thomas J. Reinebach
                                Senior Vice-President, Finance and Chief
                                   Financial Officer
                                (Principal Financial and Accounting Officer)

                              QUALITY STORES, INC.

                                INDEX TO EXHIBITS


EXHIBIT 12 Statement Re: Computation of Ratio (Deficiency) of Earnings to Fixed Charges

EXHIBIT 99       Important Factors Regarding Forward-Looking Statements