Form 10-Q
period 2001-08-04
QUALITY STORES INC
filed 2001-09-18
CIK 928156

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 4, 2001

                                    OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______________ to _______________



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2001: 100. All of the registrant's stock is held by QSI Holdings, Inc., and is not publicly traded.


                                               QUALITY STORES, INC.
                                                      INDEX

                                                                                                            PAGE
PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed consolidated balance sheets as of August 4, 2001 (unaudited) and
                  February 3, 2001 (audited)...................................................................3

                  Condensed consolidated statements of operations (unaudited) for the three and six months ended August 4, 2001, and July 29, 2000.................................4

                  Condensed consolidated statements of cash flows (unaudited) for the three and six months ended August 4, 2001, and July 29, 2000.................................5

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.............................................................13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................13

ITEM 5.           OTHER INFORMATION...........................................................................13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................................................13

INDEX TO EXHIBITS ............................................................................................15


QUALITY STORES, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Data)



                                                                                          August 4,            February 3,
                                                                                            2001                  2001
                                                                                        ------------          ------------
                                                                                         (Unaudited)            (Audited)

ASSETS
Current assets:
   Cash and cash equivalents                                                             $   4,408             $   3,382
   Receivables, net                                                                         10,547                 9,955
   Inventory                                                                               356,441               325,116
   Other current assets                                                                      6,480                10,554
                                                                                         ---------             ---------
Total current assets                                                                       377,876               349,007
Property, improvements and equipment, net                                                  125,221               134,256
Goodwill, net                                                                              282,393               286,241
Other assets, net                                                                           11,876                24,235
                                                                                         ---------             ---------
Total assets                                                                             $ 797,366             $ 793,739
                                                                                         =========             =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                                      $ 148,437             $ 132,319
   Accrued expenses and other current liabilities                                           39,984                42,507
   Current portion of long-term debt and capital lease obligations                          22,057                22,039
                                                                                         ---------             ---------
Total current liabilities                                                                  210,478               196,865
Revolving line of credit                                                                   148,000               121,200
Other long-term debt, less current portion                                                 263,796               275,496
Other long-term liabilities and capital lease obligations                                    8,769                 8,727
                                                                                         ---------             ---------
Total liabilities                                                                          631,043               602,288

Stockholder's equity:
   Common stock, $.01 par value: authorized shares-3,000; issued and outstanding shares-100 (wholly owned by QSI Holdings, Inc.)
   Additional paid-in capital                                                              242,627               226,877
   Accumulated deficit                                                                     (76,304)              (35,426)
                                                                                         ---------             ---------
Total stockholder's equity                                                                 166,323               191,451
                                                                                         ---------             ---------
Total liabilities and stockholder's equity                                               $ 797,366             $ 793,739
                                                                                         =========             =========

See accompanying notes to condensed consolidated financial statements.

QUALITY STORES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Ratio)

                                                           Three Months Ended
                                                        ------------------------
                                                         August 4,      July 29,
                                                           2001           2000
                                                        ----------    ----------

Net sales                                                $ 217,249     $ 331,690
Cost of sales                                              158,437       231,996
                                                         ---------     ---------
Gross profit                                                58,812        99,694

Selling, general and administrative expenses                64,724        70,967
Merger integration expenses                                     --            29
Amortization of intangibles                                  1,973         2,186
                                                         ---------     ---------
Operating income (loss)                                     (7,885)       26,512

Interest expense                                            10,082        11,508
                                                         ---------     ---------
Income (loss) before income taxes                          (17,967)       15,004
Income taxes                                                17,091         7,061
                                                         ---------     ---------
Net income (loss) and comprehensive income (loss)        $ (35,058)    $   7,943
                                                         =========     =========
Ratio (deficiency) of earnings to fixed charges          $ (17,967)        2.1 x
                                                         =========     =========



                                                             Six Months Ended
                                                        ------------------------
                                                         August 4,      July 29,
                                                           2001           2000
                                                        ----------    ----------

Net sales                                                $ 403,240     $ 605,946
Cost of sales                                              285,272       428,174
                                                         ---------     ---------
Gross profit                                               117,968       177,772

Selling, general and administrative expenses               120,090       141,684
Merger integration expenses                                     --         1,851
Amortization of intangibles                                  3,928         4,385
                                                         ---------     ---------
Operating income (loss)                                     (6,050)       29,852

Interest expense                                            20,959        22,230
                                                         ---------     ---------
Income (loss) before income taxes                          (27,009)        7,622
Income taxes                                                13,869         4,690
                                                         ---------     ---------
Net income (loss) and comprehensive income (loss)        $ (40,878)    $   2,932
                                                         =========     =========
Ratio (deficiency) of earnings to fixed charges          $ (27,009)        1.3 x
                                                         =========     =========



See accompanying notes to condensed consolidated financial statements.


QUALITY STORES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                                                         Six Months Ended
                                                                                  ------------------------------
                                                                                  August 4,            July 29,
                                                                                    2001                 2000
                                                                                  ----------          ----------

Operating Activities
Net income (loss)                                                                  $(40,878)           $  2,932
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                    10,769              10,354
    Amortization of intangibles                                                       3,928               4,385
    Amortization of deferred financing costs                                          1,229               1,032
    Deferred income taxes                                                            13,869                  --
Changes in operating assets and liabilities:
    Receivables                                                                        (592)             (5,217)
    Inventory                                                                       (31,325)            (77,577)
    Accounts payable                                                                 16,118              62,646
    Other operating assets and liabilities                                             (471)            (17,043)
                                                                                   --------            --------
Net cash used in operating activities                                               (27,353)            (18,488)

Investing Activities
Purchases of property, improvements and equipment                                    (1,734)            (32,596)
Other, net                                                                               --               7,200
                                                                                   --------            --------
Net cash used in investing activities                                                (1,734)            (25,396)

Financing Activities
Capital contribution from parent and management                                      15,750                  --
Net borrowings under revolving line of credit                                        26,800              48,450
Payments on long-term debt                                                          (11,700)             (3,335)
Deferred financing costs                                                               (928)             (1,986)
Other, net                                                                              191               1,864
                                                                                   --------            --------
Net cash provided by financing activities                                            30,113              44,993

Net increase in cash and cash equivalents                                             1,026               1,109
Cash and cash equivalents at beginning of period                                      3,382              11,029
                                                                                   --------            --------
Cash and cash equivalents at end of period                                         $  4,408            $ 12,138
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

                              QUALITY STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. PRESENTATION OF FINANCIAL INFORMATION

Quality Stores, Inc., formerly Central Tractor Farm & Country, Inc. is a wholly owned subsidiary of QSI Holdings, Inc., formerly CT Holding, Inc. ("Holdings"), an affiliate of J.W. Childs Equity Partners, L.P. ("Childs"). The condensed consolidated financial statements include Quality Stores, Inc., and its wholly owned subsidiaries (hereinafter, collectively, the "Company").

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

The condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation. In the preparation of the condensed unaudited consolidated financial statements, all adjustments (consisting of normal recurring accruals) have been made which are, in the opinion of management, necessary for the fair and consistent presentation of such financial statements. The operating results for the interim periods are not necessarily indicative of the results that may be expected for the year.

The Company's fiscal year ends on the Saturday closest to January 31. It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes in the Company's Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended February 3, 2001 ("Fiscal 2000").

Certain amounts previously reported in prior periods have been reclassified to conform with the presentation used for the three and six-month periods ended August 4, 2001.

NOTE 2.  NONRECURRING CHARGES

On January 9, 2001, a plan was approved to reorganize the Company's distribution network. The reorganization included the closure of six of the Company's satellite distribution facilities and a full-line distribution center in Des Moines, Iowa, including the elimination of 110 positions in those facilities. The closures were fully completed by July, 2001. Liabilities of $4.6 million for remaining occupancy obligations and $0.3 million for severance payments to terminated employees were recorded as of the plan's approval date. As of August 4, 2001, $1.5 million had been incurred and charged against these liabilities ($1.0 million in the second quarter of 2001), and no employees remain in the closed facilities. Remaining liabilities primarily relate to lease obligations that are payable over time.

Primarily during the fourth quarter of fiscal 2000, the Company terminated the employment of 10 executive and 45 administrative personnel at its corporate headquarters. Severance liabilities of $2.3 million were recorded as of the employee termination dates in fiscal 2000. As of August 4, 2001, $2.1 million of severance payments had been made and charged against these liabilities ($0.7 million in the second quarter of 2001), with the remainder payable over the next 12 months.

In September, 2000, the Company closed 17 underperforming stores. The closings were completed by January, 2001. Expenses related to these store closings totaled $11.8 million, consisting of $4.5 million of inventory liquidation losses, $1.2 million of asset impairment, and $6.1 million of remaining lease obligations and other exit costs. As of August 4, 2001, $4.0 million of the $6.1 million of occupancy and other exit costs had been incurred and charged against the related liabilities ($0.2 million in the second quarter of 2001). Remaining liabilities relate primarily to lease obligations that are payable over time.

NOTE 3. FINANCIAL INSTRUMENTS

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. At May 5, 2001, the Company had an interest rate cap agreement with a notional amount of $65.0 million that expired on May 10, 2001. Due to the short remaining life of the agreement, the cumulative effect of adopting SFAS No. 133 did not have a material effect on the Company's balance sheet or operations as of and for the three-month period ended May 5, 2001. The Company did not enter into any additional derivative instruments during the three-month period ended August 4, 2001.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", which requires management to periodically assess whether indicators of impairment exist that would require the Company to determine whether the net carrying amount of the long-lived assets exceeds the sum of the expected future undiscounted cash flows associated with such assets. If undiscounted cash flows exceed the net carrying value of the related assets, impairment losses should be recognized based on the difference between the fair values and the carrying amounts of the assets. SFAS No. 121 also requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. As a result of continued operating losses, management determined that indicators of impairment existed as of August 4, 2001, and completed an analysis of whether impairment losses should be recognized as of the end of the second quarter of fiscal 2001. This analysis indicated that the recognition of impairment losses was not required under SFAS No. 121 at this time. In addition, management considered the requirements of APB Opinion No. 17, "Intangible Assets", for the possible write-down of goodwill based on currently estimated undiscounted future cash flows and determined that such an adjustment was not required.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets as of the beginning of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income of approximately $7.6 million. The Company will also perform the first of the required impairment tests of goodwill and indefinite lived assets as of February 3, 2002. Because management has not yet begun the appraisal process necessary to complete the impairment analysis required under SFAS No. 142, the total effect of adopting SFAS No. 142 on the Company's fiscal 2002 earnings or financial position cannot yet be determined. However, if the Company continues to incur significant operating losses, any business valuation completed as of the beginning of fiscal 2002 would be negatively affected by such results and accordingly, could result in the recognition of impairment losses that could be considered significant upon adoption of SFAS No. 142.

NOTE 5. INCOME TAXES

The Company had net deferred income tax assets of $23.7 million at August 4, 2001, which reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. Due to its cumulative loss position over the last two years, the Company has determined under the provisions of SFAS No. 109 that it is no longer more likely than not that these assets will be realizable in future periods. Accordingly, the Company has established a valuation allowance in the amount of $23.7 million against its net deferred income tax assets. The Company will reevaluate the need for this valuation allowance in future periods if taxable income is generated.

NOTE 6. AMENDED CREDIT FACILITY

At February 3, 2001, the Company had a bank credit agreement for which borrowings totaled $189.4 million under two term loan facilities (Tranche A and B) and $121.2 million under a revolving credit agreement. On February 6, 2001, contemporaneous with an equity infusion of $15.7 million, an amendment to the bank credit agreement (the "Amended Credit Agreement") increased the Company's maximum revolving credit availability to $160.0 million, through a combination of revolving credit borrowings up to $150.0 million and letters of credit up to $15.0 million. (The combination is limited to $160.0 million in the aggregate.) The amendment also eliminated certain covenants for the period ended February 3, 2001, and adjusted such covenants for periods thereafter.

The Amended Credit Agreement required a reduction of the revolving credit to $130.0 million for 30 consecutive days during the period from July 1, 2001 to September 30, 2001 (the "Cleandown Provision"). Thereafter, no specific reductions were required for the remaining period of the revolving credit facility, which extends through October 31, 2004.

On July 31, 2001, an amendment to the bank credit agreement removed the Cleandown Provision for the period from July 1, 2001 to September 30, 2001. In addition, the earnings requirements for the second quarter of 2001 have been waived. The debt/inventory covenants for the period through November 3, 2001 have been replaced with less stringent covenants and the covenants have been further modified to accommodate the Company's current challenges. The revolver balance will continue to be governed through the ratio of senior debt to inventory. Finally, the Company will also be required to raise additional equity capital if it is to continue to service bondholder interest requirements.

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

Borrowings under the Amended Credit Agreement are secured by all assets of the Company and bear interest at the prime or eurodollar rates plus a margin. The revolving credit debt is also subject to a 0.5% commitment fee on its unused portion. The Company's long-term borrowing agreements contain covenants, which require the Company to maintain certain other financial ratios and also restrict, among other things, the payment of dividends, incurrence of additional debt, capital expenditures, mergers and acquisitions, and the disposition of assets. The Company has made all debt payments and has complied with or obtained waivers under all bank covenants, as amended, since February 3, 2001.

NOTE 7. SUBSEQUENT EVENT

On September 6, 2001, the Company announced its intention to close 35 underperforming stores and a distribution center, mostly located in the Southeast. The Company expects the closures to be primarily completed by November, 2001. The Company plans to transfer a substantial amount of inventory from these stores to other stores within the chain and presently is in discussion with several retailers and lessors regarding potential subleases. The ultimate liability related to these closures is not presently estimable and will be significantly influenced by the Company's ability to negotiate lease terminations and potential subleases. Lease obligations related to these stores and distribution center total $15.8 million as of September 6, 2001, based on existing lease terms.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter of Fiscal 2001 Compared to Second Quarter of Fiscal 2000

Net sales for the second quarter of fiscal 2001 were $217.2 million, a decrease of $114.5 million, or 34.5% as compared to net sales for the second quarter of fiscal 2000 of $331.7 million. This decrease was primarily due to a decrease in comparable store sales and stores closed during fiscal 2000. Comparable store sales decreased 33.1% in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. The decrease was primarily the result of (1) lower customer purchases of "big-ticket", lower-margin product lines, particularly power equipment, reflecting an economic slowdown and a deliberate reduction of sales efforts by the Company related to these lines, (2)
out-of-stock  issues  experienced  during  the  second  quarter  of 2001  due to
interrupted  vendor  shipping  patterns,   and  (3)  fewer  sales  generated  by
advertising and related promotional pricing due to the Company's change in advertising strategy.

The Company's  overall sales  decrease in the second quarter of 2001 compared to the second quarter of 2000 is summarized as follows:
Sales decline due to reduced emphasis on certain low-margin categories, including
   power equipment                                                                              $    42.8
Sales decline related to out-of-stocks caused by interrupted vendor shipping patterns                33.8
Sales decline due to reduction in promotional pricing                                                27.7
Sales decline due to closure of underperforming stores after the second quarter of 2000              10.7
Incremental sales from new stores opened during 2000                                                  (.5)
                                                                                                ---------
                                                                                                $   114.5
                                                                                                =========

Gross profit for the second quarter of fiscal 2001 was $58.8 million, a decrease of $40.9 million, or 41.0%, as compared to $99.7 million for the second quarter of fiscal 2000, principally as a result of the sales decrease noted above. Gross profit as a percentage of net sales decreased to 27.1% for the second quarter of fiscal 2001, as compared to 30.1% for the second quarter of fiscal 2000. The decrease in gross profit percentage is primarily attributable to (1) a reduction of negotiated vendor discounts which, due to lower purchase levels, prevent achieving volume thresholds and (2) markdowns taken on SKU's that were eliminated from the Company's active assortment. These reductions were partly offset by margin increases from the Company's decisions to (1) reduce emphasis on power equipment and other low-margin categories, (2) reduce promotional pricing associated with the Company's reduced emphasis on advertising, and (3) consolidate the distribution network. The Company expects to receive greater benefit from the distribution reorganization in subsequent quarters.

Selling, general and administrative (SGA) expenses for the second quarter of fiscal 2001 were $64.7 million, a decrease of $6.3 million, or 8.8%, as compared to SGA expenses for the second quarter of fiscal 2000 of $71.0 million. This decrease is a result of cost reductions either planned as part of the Company's new operating strategies or implemented in response to the lower sales activity. Specifically, the decline in SGA expenses is summarized as follows:

Reduction of store operating expenses due to lower sales and net store closings              $    8.2
Reduction  in  advertising  expenses  due to the  Company's  strategic reduction in
   mass-distribution advertising flyers                                                           5.3
Reduction in vendor advertising support                                                          (6.4)
Reduction of corporate payroll                                                                    1.0
Increase in other operating expenses                                                             (1.8)
                                                                                             --------
                                                                                             $    6.3
                                                                                             ========

SGA expenses increased as a percentage of net sales to 29.8% for the second quarter of fiscal 2001 as compared to 21.4% for the second quarter of fiscal 2000 because of the lower sales volume for the second quarter of fiscal 2001.

There were no merger and integration expenses during the second quarter of fiscal 2001, compared to charges of $29,000 for the second quarter of fiscal 2000. These merger and integration expenses related to costs associated with the Quality Stores acquisition, which was substantially complete at the end of the second quarter of fiscal 2000.

Operating loss for the second quarter of fiscal 2001 was $7.9 million, a decrease of $34.4 million as compared to operating income of $26.5 million for the second quarter of fiscal 2000. Operating loss as a percentage of net sales was (3.6%) for the second quarter of fiscal 2001. Operating income as a percentage of net sales was 8.0% for the second quarter of fiscal 2000. The decrease from fiscal 2000 to 2001 was a result of the factors noted above, principally the decline in comparable store sales, partially offset by decreases in SGA expenses.

Interest expense decreased to $10.1 million during the second quarter of fiscal 2001, as compared to $11.5 million for the second quarter of fiscal 2000. This decrease is due to the Company's lower average interest rates between the two periods on the Company's borrowings, partially offset by higher average borrowings under the Company's revolving line of credit in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000.

Income tax expense for the second quarter of fiscal 2001 was $17.1 million, compared to income tax expense of $7.1 million for the second quarter of fiscal 2000. As discussed in Note 5 to the condensed consolidated financial statements, during the second quarter of fiscal 2001, the Company established a tax valuation allowance under the provision of SFAS No. 109 in the amount of $23.7 million that increased income tax expense.

The net loss for the second quarter of fiscal 2001 was $35.1 million, compared to a net income of $ 7.9 million for the second quarter of fiscal 2000, as a result of the factors discussed above.

Six Months Ended August 4, 2001, Compared to Six Months Ended July 29, 2000

Net sales for the six months ended August 4, 2001 were $403.2 million, a decrease of $202.7 million, or 33.5% as compared to net sales for the six months ended July 29, 2000 of $605.9 million. This decrease was primarily due to a decrease in comparable store sales and stores closed after the second quarter of fiscal 2000, partially offset by new stores opened since the second quarter of fiscal 2000. Comparable store sales decreased 32.6% in the first six months of fiscal 2001 as compared to the first half of fiscal 2000. The decrease was primarily the result of (1) lower customer purchases of "big-ticket" power equipment, reflecting an economic slowdown and a deliberate reduction of sales efforts by the Company related to these and other lower-margin product lines,
(2) fewer sales generated by advertising and related promotional pricing as part of the Company's change in advertising strategy, (3) weather-related delays in the start of the spring selling season compared to fiscal 2000, particularly affecting lawn and garden sales, and (4) out-of-stock issues experienced during the first and second quarters of fiscal 2001, due to interrupted vendor shipping patterns.

The  Company's  overall  sales  decrease  in the second  quarter of fiscal  2001 compared to fiscal 2000 is summarized as follows:
Sales decline due to reduced emphasis on certain low-margin categories, including power
   equipment                                                                                      $  72.4
Decrease in sales related to spring weather delays and out-of-stocks due to interrupted              59.9
   vendor shipping patterns
Sales decline due to reduction in promotional pricing                                                54.0
Sales decline due to closure of underperforming stores after the second quarter of 2000              19.3
Incremental sales from new stores opened during 2000                                                 (2.9)
                                                                                                  -------
                                                                                                  $ 202.7
                                                                                                  =======

Gross profit for the six months ended August 4, 2001 was $118.0 million, a decrease of $59.8 million, or 33.6%, as compared to $177.8 million for the six months ended July 29, 2000, principally as a result of the sales decrease noted above. Gross profit as a percentage of net sales decreased to 29.3% for the six months ended August 4, 2001, as compared to 29.4% for the six months ended July 29, 2000. The decrease in gross profit percentage is primarily attributable to (1) a reduction of negotiated vendor discounts which, due to lower purchase levels, prevent achieving volume thresholds and (2) markdowns taken on SKU's that were eliminated from the Company's active assortment. These reductions were partly offset by margin increases from the Company's decisions to (1) reduce emphasis on power equipment and other low-margin categories, (2) reduce promotional pricing associated with the Company's reduced emphasis on advertising, and (3) consolidate the distribution network. The Company expects to receive greater benefit from the distribution reorganization in subsequent quarters.

SGA expenses for the six months ended August 4, 2001 were $120.1 million, a decrease of $21.6 million, or 15.2%, as compared to SGA expenses for the six months ended July 29, 2000. This decrease is a result of cost reductions either planned as part of the Company's new operating strategies or implemented in response to the lower sales activity. Specifically, the decline in SGA expenses is summarized as follows:

Reduction of store operating expenses due to lower sales and net store closings          $  16.1
Reduction in advertising expenses due to the Company's strategic reduction in
   mass-distribution advertising flyers                                                      9.3
Reduction of corporate payroll                                                               2.7
Increase in other operating expenses                                                        (1.5)
Reduction in vendor advertising support                                                     (5.0)
                                                                                         -------
                                                                                         $  21.6
                                                                                         =======

SGA expenses increased as a percentage of net sales to 29.8% for the six months ended August 4, 2001 as compared to 23.4% for the six months ended July 29, 2000. The increase was primarily due to lower sales volume for the six months ended August 4, 2001 versus the first six months of fiscal 2000.

Operating loss for the six months ended August 4, 2001 was $6.1 million, a decrease of $35.9 million as compared to operating income of $29.9 million for the six months ended July 29, 2000. Operating loss as a percentage of net sales was (1.5%) for six months ended August 4, 2001 as compared to 4.9% operating profit for the six months ended July 29, 2000. The decrease was a result of the factors noted above, principally the decline in comparable store sales.

Interest expense decreased to $21.0 million for the six months ended August 4, 2001, as compared to $22.2 million for the six months ended July 29, 2000. This decrease is due to the Company's lower average interest rates between years on the Company's borrowings, partially offset by higher average borrowings under the Company's revolving line of credit for the six months ended August 4, 2001.

Income tax expense for the six months ended August 4, 2001 was $13.9 million, compared to income tax expense of $4.7 million for the six months ended July 29, 2000. As discussed in Note 5 to the condensed consolidated financial statements, during the second quarter of fiscal 2001, the Company established a tax valuation allowance under the provision of SFAS No. 109 in the amount of $23.7 million that increased income tax expense.

The net loss for the six months ended August 4, 2001 was $40.9 million, as compared to net income of $2.9 million for the six months ended July 29, 2000, as a result of the factors discussed above.

Liquidity and Capital Resources

The Company's principal ongoing cash requirements are those necessary to fund its operations and meet its debt service obligations. The Company's primary sources of liquidity have been funds generated from operations, borrowings pursuant to its revolving and term credit facilities, short-term trade credit and additional equity contributions.

On August 4, 2001, the Company had working capital of $167.4 million, a $15.3 million increase from working capital of $152.1 million on February 3, 2001. This increase resulted primarily from a $31.3 million aggregate increase in the Company's inventory, partially offset by a $16.1 million increase in accounts payable. The increases in the Company's accounts payable and inventory balances since February 3, 2001 are due primarily to increases in inventory for the spring season.

Net cash used in operating activities was $27.4 million for the six months ended August 4, 2001. This was an increase of $8.9 million from the second quarter of fiscal 2000, during which $18.5 million of cash was used in operating activities. This increase resulted primarily from a smaller investment in net working capital during the second quarter of 2001 as compared to the second quarter of 2000, during which an "overbuy" of approximately $60 million of spring product occurred. The Company's capital expenditures were $1.5 million and $32.6 million for the six months ended August 4, 2001 and July 29, 2000, respectively. This decrease reflects the Company's focus on improving the profitability of its existing operations and limiting capital expenditures to necessary repairs and maintenance in fiscal 2001. Capital expenditures in the second quarter of 2000 included expenditures for new stores and merger-related information systems expenditures.

The Company anticipates that its principal uses of cash in the foreseeable future will be for working capital requirements, debt service requirements and capital expenditures. In addition, the Company has announced the closing of 35 underperforming stores and a distribution center during the remainder of fiscal 2001 and will transfer a substantial portion of that inventory to performing stores to improve these stores' in-stock position. Based upon current and anticipated levels of operations, and particularly based upon the Company's revised business model and operating strategies, the Company anticipates that it will continue to be challenged with respect to obtaining sufficient inventory to maximize sales performance. Accordingly, the Company may have difficulty meeting the present level of debt service requirements without further equity contributions. As a result, the Company has initiated discussions with its senior lenders about restructuring its balance sheet to improve near-term liquidity and reduce future debt service to a more manageable level.

Seasonality and Weather

Prior to the management and operational issues and related nonrecurring charges encountered during fiscal 2000, the Company has historically generated positive operating income in each of its four fiscal quarters. However, because the Company is an agricultural specialty retailer, its sales fluctuate with the seasonal needs of the agricultural community. The Company responds to this seasonality by attempting to manage inventory levels (and the associated working capital requirements) to meet expected demand, and by varying its use of part-time employees. Historically, the Company's sales and operating income generally have been highest in the second quarter (May through July) of each fiscal year due to the farming industry's planting season and the sale of seasonal products. Working capital needs are highest during the first quarter (February through April). The Company expects these trends to continue for the foreseeable future.

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

Market Risk

The Company's exposure to market risk has not changed significantly during the second quarter from that discussed in its Form 10-K, other than the expiration of its interest rate cap agreements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............None

ITEM 5.  OTHER INFORMATION................................................None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      EXHIBITS - See Index to Exhibits Included Elsewhere Herein

          (b)      Reports on Form 8-K
                   No reports on Form 8-K were filed during the quarter ended August 4, 2001.

                                  SIGNATURE(S)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 18, 2001       QUALITY STORES, INC.



                                /s/ Thomas J. Reinebach
                                Thomas J. Reinebach
                                Executive Vice-President and
                                  Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                              QUALITY STORES, INC.

                                INDEX TO EXHIBITS


EXHIBIT 10.1 Amendment No. 7 and Waiver to the Second Amended and Restated Credit Agreement

EXHIBIT 12 Statement Re: Computation of Ratio (Deficiency) of Earnings to Fixed Charges

EXHIBIT 99     Important Factors Regarding Forward-Looking Statements